Form 10-Q
period 1995-04-01
MOORE MEDICAL CORP
filed 1995-05-11
CIK 74691

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                     1995
                                   FORM 10-Q

                                 For the Fiscal
                                 FIRST QUARTER
                              Ended April 1, 1995

                Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              MOORE MEDICAL CORP.
             (Exact name of registrant as specified in its charter)
- --------------------------------------------------------------------------------

Delaware                                                1-8903
(State of incorporation)                                (Commission File Number)

P.O. Box 1500, New Britain, CT  06050                   22-1897821
(Address of principal executive offices)                (I.R.S. Employer
                                                        Identification Number)

203-826-3600
(Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:


Common Stock ($.01 Par Value)                           American Stock Exchange
(Title of Each Class)                (Name of each exchange on which registered)
- --------------------------------------------------------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                         -------       -------


                                   2,875,368

        Number of shares of Common Stock outstanding as of May 9, 1995.


              Total number of pages in the numbered original is 9



                           This is page 1 of 9 pages.
================================================================================

                              MOORE MEDICAL CORP.


                                     Index

                                                               Page No.
                                                               --------
Part I.  Financial Information


         Item I.  Financial Statements

         Balance Sheets at the end of the first quarter of
           1995 and at the end of the year 1994.............      3

         Statements of Operations for the first quarters of
           1995 and 1994....................................      4

         Statements of Cash Flows for the first quarters of
           1995 and 1994....................................      5

         Notes to Financial Statements......................      6

         Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition....     7-8

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K..........      9

         Signatures.........................................      9


MOORE MEDICAL CORP.

Balance Sheets at end of

- --------------------------------------------------------------------------------
Amounts in thousands                           First Quarter 1995   Year 1994
                                                   (Unaudited)
- --------------------------------------------------------------------------------

ASSETS
Current Assets
 Cash                                                     $    53     $    59
 Accounts receivable, less allowance for
    doubtful accounts of $213 and $225.......              24,721      21,313
 Inventories.................................              46,823      43,160
 Prepaid expenses and other current assets...               6,542       4,709
 Deferred income taxes.......................                 760         909
                                                          -------     -------
      Total Current Assets...................              78,899      70,150
                                                          -------     -------

Noncurrent Assets
 Equipment and leasehold improvements, net...               5,320       4,497
 Other assets................................                 917         990
                                                          -------     -------
      Total Noncurrent Assets................               6,237       5,487
                                                          -------     -------
                                                          $85,136     $75,637
                                                          -------     -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable............................             $32,673     $24,532
 Accrued expenses............................               2,498       3,589
                                                          -------     -------
      Total Current Liabilities..............              35,171      28,121
                                                          -------     -------

Deferred Taxes...............................                 420         409

Revolving Credit Financing...................              25,607      23,798

Shareholders' Equity
 Preferred stock - no shares outstanding.....                  --          --
 Common stock - $.01 par value;
    5,000 shares authorized;
    3,246 shares issued......................                  32          32
 Capital in excess of par value..............              21,689      21,772
 Retained earnings...........................               5,439       4,955
                                                          -------     -------
                                                           27,160      26,759
 Less treasury shares, at cost, 372 and 388
    shares...................................              (3,222)     (3,450)
                                                          -------     -------
      Total Shareholders' Equity.............              23,938      23,309
                                                          -------     -------
                                                          $85,136     $75,637
                                                          -------     -------

- --------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Operations for the
- --------------------------------------------------------------------------------
Amounts in thousands, except per share data                  First Quarter
                                                         ---------------------
                                                           1995         1994
                                                              (Unaudited)
- --------------------------------------------------------------------------------

 Net sales...................................            $77,778      $72,988

 Cost of products sold.......................             67,412       63,714
                                                         -------      -------

 Gross profit................................             10,366        9,274

 Selling, general & administrative expenses..              9,053        7,696
                                                         -------      -------

 Operating income............................              1,313        1,578

 Interest expense, net.......................                536          458
                                                         -------      -------

 Income before income taxes..................                777        1,120

 Income tax provision........................                292          393
                                                         -------      -------

 Net income..................................            $   485      $   727
                                                         -------      -------

 Net income per share........................            $   .17      $   .25
                                                         -------      -------

- --------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Cash Flows for the
- --------------------------------------------------------------------------------
Amounts in thousands                                        First Quarter
                                                      ------------------------
                                                         1995           1994
                                                             (Unaudited)
- --------------------------------------------------------------------------------

Cash Flows From Operations
 Net income......................................     $   485         $   727
 Adjustments to reconcile net income to
  net cash provided by operating activities

    Depreciation and amortization................         449             454
    Deferred income taxes........................         160              26
    Other........................................         153             100
    Changes in operating assets and liabilities..
      Accounts receivable........................      (3,396)         (2,454)
      Inventory..................................      (3,690)          3,037
      Other current assets.......................      (1,833)           (467)
      Accounts payable...........................       8,141            (995)
      Other current liabilities..................        (976)           (171)
                                                      -------         -------

    Net cash flows provided by (used in)
      operating activities.......................        (507)            257
                                                      -------         -------


Cash Flows From Investing Activities
 Equipment & leasehold improvements acquired.....      (1,337)           (494)
 Other, net......................................          --              (1)
                                                      -------         -------

    Net cash flows used in investing activities..      (1,337)           (495)
                                                      -------         -------


Cash Flows From Financing Activities
 Revolving credit financing increase, net........       1,809             248
 Other, net......................................          29              --
                                                      -------         -------
    Net cash flows provided by financing
     activities..................................       1,838             248
                                                      -------         -------

Increase (decrease) in cash......................          (6)             10
Cash at beginning of period......................          59              53
                                                      -------         -------

Cash at end of period...............................  $    53         $    63
                                                      =======         =======
- --------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

NOTES TO FINANCIAL STATEMENTS


Note 1 - Basis of Presentation of Financial Statements

         The accompanying financial statements should be read in conjunction with the Notes to Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1994 Annual Report filed on Form 10-K and in this Form 10-Q Report.

         In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the first quarter are not necessarily indicative of the results to be expected for the full year. The fiscal quarters ended April 1, 1995 and April 2, 1994.



Note 2 - Net Income Per Share

         Net income per share of common stock is based on the weighted average number of common shares outstanding, adjusted for dilutive common stock options. (2,888,000 shares and 2,908,000 shares in the first quarters of 1995 and 1994, respectively.)

MOORE MEDICAL CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS


OVERVIEW
- --------

The following table sets forth items included in the Statements of Operations as a percentage of sales for the first quarters of 1995 and 1994. The table also shows, for each line item, the percentage change in the 1995 period from the comparable 1994 period.

                                                     First Quarter
                                          -----------------------------------
                                               % of Sales          % Change
                                          ---------------------  ------------
                                             1995       1994
                                             ----       ----

Net sales...............................       100.0%  100.0%           7%
Cost of products sold...................        86.7    87.3            6
                                               -----   -----
Gross profit............................        13.3    12.7           12
Selling, general & administrative               11.6    10.5           18
 expenses...............................       -----   -----
Operating income........................         1.7     2.2          (17)
Interest expense, net...................          .7      .6           17
                                               -----   -----
Income before income taxes..............         1.0     1.6          (31)
Income tax provision....................          .4      .6           --
                                               -----   -----
Net income..............................          .6%    1.0%         (33)%
                                               -----   -----

RESULTS OF OPERATIONS
- ---------------------

First Quarter
1995 Compared with 1994
- -----------------------

Net sales of $77.8 million for the first quarter of 1995 increased 7% over the same quarter of 1994. Sales increases of medical/surgical supplies and generic pharmaceuticals more than offset a decrease in sales of brand-name pharmaceuticals.

For the 1995 quarter, the gross margin rate of 13.3% was higher than the 12.7% in the same quarter a year earlier. Gross profit dollars increased 12% to $10.4 million. These improvements resulted primarily from the planned change in sales mix toward medical/surgical supplies and generic drugs, both of which have higher gross margin rates than brand-name pharmaceuticals. The first quarter 1995 gross margin rate of 13.3% was lower than the 14.3% rate for the 1994 year as a whole. Gross profits in the 1995 first quarter were negatively affected by decreases in gross margin rates on brand-name and generic pharmaceuticals, largely resulting from competitive pricing pressures in the Company's wholesale markets.

Selling, general and administrative expenses are generally higher as a percent of sales for products having higher gross margin rates. Therefore, changes in these expenses are expected to correlate more closely with changes in gross profit than with sales. Such expenses in the first quarter of 1995 increased by 18%, which was at a rate higher than the 12% increase in gross profit. These expenses increased at a higher rate than the rate of increase in gross profit due to implementation of two operating strategies. In March 1995, the new Florida distribution center was opened to better serve customers in the Southeast and to increase company-wide distribution capacity. First quarter 1995, pre-opening start-up costs for this facility were approximately $330,000 ($.07 per share after taxes). Also, the Company has continued a strategy, started in 1994, to build a larger customer base of health-care professionals by mailing significantly more catalogs to expanded mailing lists. As a result, catalog advertising expense in the first quarter of 1995 was $220,000 higher than in the first quarter of 1994. The Company estimates that the number of health-care professional customers has increased approximately 20% during the past twelve months due to the expanded catalog advertising. In addition to expenses for these two initiatives, selling, general and administrative expenses increased approximately $800,000, or 10%, from the 1994 first quarter. The majority of this expense increase was for additional personnel to sell and distribute a higher volume of products and for freight.

Although average debt levels in the first quarter of 1995 decreased approximately 10% from the same quarter a year earlier, interest expense increased 17% due to higher interest rates.

Net income decreased for the first quarter of 1995 despite increases in sales and gross profits. The decrease in net income is most directly attributable to the pre-opening start-up costs for the new distribution center and higher interest expense.


FINANCIAL CONDITION
- -------------------

During the first quarter of 1995, the Company borrowed $1.8 million to fund $1.3 million of equipment and $0.5 million of net cash uses for operating activities. Accounts receivable increased $3.4 million due to increased sales; inventory increased $3.7 million due primarily to the stocking of a new distribution center; and net increases in prepaid/accrued expenses and other current assets were $2.8 million. Largely offsetting these uses of cash were an increase of $8.1 million in accounts payable, net income of $0.5 million and non-cash items included in net income of $0.8 million. The large increase in accounts payable, attributable mostly to inventory and equipment purchases for the new distribution center, is expected to be paid down in the second quarter of 1995 using borrowings under the Company's revolving credit facility.

Management believes the working capital and equipment funding needs of the Company will continue to be met through income from operations, working capital management and financing under its line of credit.

PART II.  OTHER INFORMATION
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits
               --------

               None.

          (b)  Reports on Form 8-K
               -------------------

               No report on Form 8-K was filed during the quarter.


                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOORE MEDICAL CORP.
(REGISTRANT)



By:                                 By:
   -----------------------------       -----------------------------
   John A. Murray                      Victor H. Emerson, Jr.
   Vice President - Finance and        Controller and Chief
     Chief Financial Officer             Accounting Officer
   May 10, 1995                        May 10, 1995