Form 10-Q
period 1995-07-01
MOORE MEDICAL CORP
filed 1995-08-11
CIK 74691

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                      1995
                                  FORM 10 - Q

                                 For the Fiscal
                                 SECOND QUARTER
                               Ended July 1, 1995

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
- --------------------------------------------------------------------------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----    -----


                                   2,879,118

       Number of shares of Common Stock outstanding as of August 7, 1995.


              Total number of pages in the numbered original is 11



                          This is page 1 of 11 pages.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              MOORE MEDICAL CORP.


                                     INDEX


                                                                            PAGE NO.
                                                                            --------

PART I.    Financial Information
           Item I.   Financial Statements

                     Balance Sheets at the end of the second quarter of
                      1995 and at the end of the year 1994................      3

                     Statements of Operations for the second quarters
                      of 1995 and 1994....................................      4

                     Statements of Operations for the first two quarters
                      of 1995 and 1994....................................      5

                     Statements of Cash Flows for the first two quarters
                      of 1995 and 1994....................................      6

                     Notes to Financial Statements........................      7

           Item 2.   Management's Discussion and Analysis of Results
                      of Operations and Financial Condition...............     8-10


PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings....................................      10

           Item 4.   Submission of Matters to a Vote of Security Holders..     10-11

           Item 6.   Exhibits and Reports on Form 8-K.....................      11

           Signatures.....................................................      11


MOORE MEDICAL CORP.
Balance Sheets at end of
- ---------------------------------------------------------------------------------------
Amounts in thousands                             Second Quarter 1995   Year 1994
                                                     (Unaudited)
- ---------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
 Cash                                                      $    53     $    59
 Accounts receivable, less allowance for
    doubtful accounts of $228 and $225.......               25,301      21,313
 Inventories.................................               47,513      43,160
 Prepaid expenses and other current assets...                5,941       4,709
 Deferred taxes..............................                  775         909
                                                           -------     -------
      Total Current Assets...................               79,583      70,150
                                                           -------     -------
NONCURRENT ASSETS
 Equipment and leasehold improvements, net...                5,499       4,497
 Other assets................................                  862         990
                                                           -------     -------
      Total Noncurrent Assets................                6,361       5,487
                                                           -------     -------
                                                           $85,944     $75,637
                                                           =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable............................              $26,994     $24,532
 Accrued expenses............................                3,079       3,589
                                                           -------     -------
      Total Current Liabilities..............               30,073      28,121
                                                           -------     -------

DEFERRED TAXES...............................                  407         409

REVOLVING CREDIT FINANCING...................               31,064      23,798

SHAREHOLDERS' EQUITY
 Preferred stock - no shares outstanding.....                   --          --
 Common stock - $.01 par value;
    5,000 shares authorized;
    3,246 shares issued......................                   32          32
 Capital in excess of par value..............               21,671      21,772
 Retained earnings...........................                5,872       4,955
                                                           -------     -------
                                                            27,575      26,759
 Less treasury shares, at cost, 367 and 388
    shares...................................               (3,175)     (3,450)
                                                           -------     -------
      Total Shareholders' Equity.............               24,400      23,309
                                                           -------     -------
                                                           $85,944     $75,637
                                                           =======     =======

- -------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Operations for the
- -------------------------------------------------------------------------

Amounts in thousands, except per share data     SECOND QUARTER
                                               ----------------
                                                 1995    1994
                                                   (Unaudited)
- -------------------------------------------------------------------------
 Net sales...................................  $72,271  $67,080

 Cost of products sold.......................   62,034   57,329
                                               -------  -------

 Gross profit................................   10,237    9,751

 Selling, general & administrative expenses..    8,843    7,768
                                               -------  -------

 Operating income............................    1,394    1,983

 Interest expense, net.......................      702      425
                                               -------  -------

 Income before income taxes..................      692    1,558

 Income tax provision........................      260      547
                                               -------  -------

 Net income..................................  $   432  $ 1,011
                                               =======  =======

 Net income per share........................     $.15     $.35
                                               =======  =======

- -------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Operations for the
- -----------------------------------------------------------------------

Amounts in thousands, except per share data    FIRST TWO QUARTERS
                                              --------------------
                                                1995         1994
                                                   (Unaudited)
- -----------------------------------------------------------------------
 Net sales...................................  $150,049  $140,068

 Cost of products sold.......................   129,446   121,043
                                               --------  --------

 Gross profit................................    20,603    19,025

 Selling, general & administrative expenses..    17,896    15,464
                                               --------  --------

 Operating income............................     2,707     3,561

 Interest expense, net.......................     1,238       883
                                               --------  --------

 Income before income taxes..................     1,469     2,678

 Income tax provision........................       552       940
                                               --------  --------

 Net income..................................  $    917  $  1,738
                                               ========  ========

 Net income per share........................      $.32      $.60
                                               ========  ========

- ------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Cash Flows for the
- -----------------------------------------------------------------------------

Amounts in thousands                            FIRST TWO QUARTERS
                                              ---------------------
                                            1995                1994
                                                 (Unaudited)
- ------------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS
 Net income.............................  $   917              $ 1,738
 Adjustments to reconcile net income
  to net cash flows provided by operating
  activities

  Depreciation and amortization.........      816                  799
  Deferred taxes........................      132                  222
  Other.................................      193                  199
  Changes in operating assets and
   liabilities
   Accounts receivable..................   (3,988)              (2,013)
   Inventory............................   (4,353)               4,456
   Other current assets.................   (1,232)              (1,338)
   Accounts payable.....................    2,462                2,172
   Other current liabilities............     (395)                (602)
                                          -------              -------

  Net cash flows provided by (used in)
   operating activities.................   (5,448)               5,633
                                          -------              -------


CASH FLOWS FROM INVESTING ACTIVITIES
 Equipment & leasehold improvements        (1,883)                (823)
  acquired..............................
 Other, net.............................       --                 (134)
                                          -------              -------

  Net cash flows used in investing         (1,883)                (957)
   activities...........................  -------              -------


CASH FLOWS FROM FINANCING ACTIVITIES
 Revolving credit financing increase
  (decrease), net.......................    7,266               (4,636)
 Other, net.............................       59                   --
                                          -------              -------
  Net cash flows provided by (used in)
    financing activities................    7,325               (4,636)
                                          -------              -------

Increase (decrease) in cash.............       (6)                  40
Cash at beginning of period.............       59                   53
                                          -------              -------

CASH AT END OF PERIOD...................  $    53              $    93
                                          =======              =======
- ------------------------------------------------------------------------------

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

     In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the second quarter are not necessarily indicative of the results to be expected for the full year. The fiscal quarters ended July 1, 1995 and July 2, 1994.


NOTE 2 - NET INCOME PER SHARE

     Net income per share of common stock is based on the weighted average number of common shares outstanding (adjusted for dilutive common stock options), which was 2,902,000 shares and 2,897,000 shares in the second quarters of 1995 and 1994, respectively, and 2,895,000 shares and 2,903,000 shares in the first two quarters of 1995 and 1994, respectively.


NOTE 3 - LITIGATION

     Since 1991, the Company and certain of its present and former officers and directors have been defendants in a shareholder class action lawsuit. (See Note-5, Litigation, to Financial Statements included in the Company's 1994 Annual Report filed on Form 10-K.) On August 1, 1995, Judge Shira A. Scheindlin of the United States District Court for the Southern District of New York granted defendants' Motion for Summary Judgment and dismissed the lawsuit.

MOORE MEDICAL CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
  AND FINANCIAL CONDITION


OVERVIEW
- --------

The following table sets forth items included in the Statements of Operations as a percentage of sales for the second quarters and first two quarters of 1995 and 1994, respectively. The table also shows, for each line item, the percentage change in the 1995 periods from the comparable 1994 periods.

                                   SECOND QUARTER         FIRST TWO QUARTERS
                                   --------------         ------------------
                                 % of Sales       %       % of Sales       %
                               --------------  -------   -------------  ------
                                1995    1994   Change    1995    1994   Change
                               ------  ------ --------  ------  ------ --------
Net sales....................  100.0%  100.0%       8%  100.0%  100.0%       7%
Cost of products sold........   85.8    85.5        8    86.3    86.4        7
                               -----   -----     ----   -----   -----     ----
Gross profit.................   14.2    14.5        5    13.7    13.6        8
Selling, general & admin        12.2    11.6       14    11.9    11.1       16
 expense.....................  -----   -----     ----   -----   -----     ----
Operating income.............    2.0     2.9      (30)    1.8     2.5      (24)
Interest expense, net........    1.0     0.6       65     0.8     0.6       40
                               -----   -----     ----   -----   -----     ----
Income before income taxes...    1.0     2.3      (56)    1.0     1.9      (45)
Income tax provision.........    0.4     0.8              0.4     0.7
                               -----   -----            -----   -----
Net income...................    0.6%    1.5%    (57)%    0.6%    1.2%    (47)%
                               =====   =====            =====   =====



RESULTS OF OPERATIONS
- ---------------------

SECOND QUARTER
1995 COMPARED WITH 1994
- -----------------------

Net sales of $72.3 million for the second quarter of 1995 increased 8% over the same quarter of 1994. Products showing solid sales increases were medical/surgical supplies and generic pharmaceuticals. Sales of brand-name pharmaceuticals increased slightly from the 1994 quarter.

For the 1995 quarter, the gross margin rate of 14.2% was slightly lower than the 14.5% rate in the same quarter a year earlier. Gross profit dollars increased 5% to $10.2 million. Gross profit benefited from higher sales of medical/surgical supplies, which have higher gross margin rates than pharmaceuticals. The gross margin rate for pharmaceutical sales decreased because of continued competitive pressures in the Company's wholesale markets.

Selling, general and administrative expenses for the second quarter of 1995 increased more than the increase in gross profit. This was attributable to: opening a new distribution center in 1995; higher catalog advertising expense; and increased expenditures on information systems. The new Florida distribution center was opened in March 1995 to better-serve customers in the Southeast and to increase company-wide distribution capacity. Catalog advertising expense in the second quarter of 1995 was higher than in the second quarter of 1994 due to a continuation of a program started in the third quarter of 1994 to build a larger customer base of health-care professionals by mailing significantly more catalogs to expanded mailing lists. The number of professional health-care customers has increased over 20% during the past twelve months due to this program. The higher expenditures on information systems have largely been for systems to support sales and marketing, including a system completed in the second quarter to more efficiently process bid and quote requests.

Interest expense in the second quarter of 1995 increased 65% from the same quarter a year ago. More than half of the increase resulted from higher interest rates. Higher debt levels also contributed to the rise in interest expense.

Net income decreased for the second quarter of 1995. An increase in gross profit was more than offset by increases in selling, general and administrative expenses and interest expense.

FIRST TWO QUARTERS
1995 COMPARED WITH 1994
- -----------------------

Net sales of $150.0 million for the first two quarters of 1995 increased 7% over the comparable 1994 period. Products showing solid sales increases were medical/surgical supplies and generic pharmaceuticals. Sales of brand-name pharmaceuticals decreased from the 1994 first half.

For the 1995 first half, the gross margin rate of 13.7% was slightly higher than the 13.6% rate in the same period a year earlier. Gross profit dollars increased 8% to $20.6 million. Gross profit benefited from higher sales of medical/surgical supplies, which have higher gross margin rates than pharmaceuticals. The gross margin rate for pharmaceutical sales decreased because of continued competitive pressures in the Company's wholesale markets.

Selling, general and administrative expenses for the first half of 1995 increased more than the increase in gross profit. This was attributable to: opening a new distribution center in 1995; higher catalog advertising expense; and increased expenditures on information systems. The new Florida distribution center was opened in March 1995 to better-serve customers in the Southeast and to increase company-wide distribution capacity. Catalog advertising expense in the first half of 1995 was higher than in the first half of 1994 due to a continuation of a program started in the third quarter of 1994 to build a larger customer base of health-care professionals by mailing significantly more catalogs to expanded mailing lists. The number of professional health-care customers has increased over 20% during the past twelve months due to this program. The higher expenditures on information systems have largely been for systems to support sales and marketing, including a system completed in the second quarter to more efficiently process bid and quote requests.

Interest expense in the first half of 1995 increased 40% from the same period a year ago. Substantially all of the increase resulted from higher interest rates.

Net income decreased for the first half of 1995. An increase in gross profit was more than offset by increases in selling, general and administrative expenses and interest expense.

FINANCIAL CONDITION
- -------------------

During the first half of 1995, the Company generated $1.9 million of cash from earnings (net income before non-cash charges for depreciation, amortization, and deferred taxes) and increased borrowings by $7.3 million. Cash was used to fund equipment purchases of $1.9 million and increases in net operating assets of $7.5 million. The new Florida distribution center accounts for most of the equipment purchases and substantially all of the $4.4 million increase in inventory. Accounts receivable increased $4.0 million due to higher sales at the end of the first half of 1995 than at the end of 1994.

Management believes that funding needs for the Company's operations will continue to be met through income from operations, working capital management and financing under the existing line of credit.

PART II.  OTHER INFORMATION
          -----------------

ITEM 1.     LEGAL PROCEEDINGS
            -----------------

            On August 1, 1995, Judge Shira A. Scheindlin of the United States District Court for the Southern District of New York granted defendants' Motion for Summary Judgment and dismissed the class action lawsuit that has been pending since 1991 against the Company and certain of its present and former officers and directors.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            (a) The 1995 Annual Meeting of Shareholders of the Company was held
                 May 17, 1995.

        (b) At the Annual Meeting, the following persons were elected directors, with the following number of shares voted for and withheld:

                            For      Withheld
                           ----      --------

Mark E. Karp             2,477,561    39,472
Steven Kotler            2,477,561    39,472
Robert H. Steele         2,477,561    39,472
Peter C. Sutro           2,472,760    44,273
Wilmer J. Thomas, Jr.    2,483,808    33,225
Dan K. Wassong           2,483,393    33,640

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


MOORE MEDICAL CORP.
(REGISTRANT)


By:    /s/ John A. Murray
     --------------------------------
        John A. Murray
        Vice President - Finance and
          Chief Financial Officer
        August 11, 1995