Form 10-Q
period 1995-09-30
MOORE MEDICAL CORP
filed 1995-11-13
CIK 74691

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                     1995
                                  FORM 10 - Q

                                 For the Fiscal
                                 THIRD QUARTER
                            Ended September 30, 1995

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No _____
                                        -------


                                   2,880,956

      Number of shares of Common Stock outstanding as of November 8, 1995.


              Total number of pages in the numbered original is 10



                          This is page 1 of 10 pages.
                          ---------------------------

                              MOORE MEDICAL CORP.


                                     INDEX


                                                                Page No.
                                                                --------

PART I.   FINANCIAL INFORMATION

          Item I.   Financial Statements

          Balance Sheets at the end of the third quarter of
             1995 and at the end of the year 1994................  3

          Statements of Operations for the third quarters
             of 1995 and 1994....................................  4

          Statements of Operations for the first three quarters
             of 1995 and 1994....................................  5

          Statements of Cash Flows for the first three quarters
             of 1995 and 1994....................................  6

          Notes to Financial Statements..........................  7

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition..................  8-10

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K.............. 10

          Signatures............................................. 10


MOORE MEDICAL CORP.
Balance Sheets at end of the
----------------------------
Amounts in thousands                              THIRD QUARTER 1995  YEAR 1994
                                                  (Unaudited)

ASSETS
CURRENT ASSETS
 Cash                                                     $    53     $    59
 Accounts receivable, less allowance for
    doubtful accounts of $109 and $225.......              26,685      21,313
 Inventories.................................              45,297      43,160
 Prepaid expenses and other current assets...               5,264       4,709
 Deferred taxes..............................                 609         909
                                                          -------     -------
      Total Current Assets...................              77,908      70,150
                                                          -------     -------
NONCURRENT ASSETS
 Equipment and leasehold improvements, net...               5,306       4,497
 Other assets................................                 815         990
                                                          -------     -------
      Total Noncurrent Assets................               6,121       5,487
                                                          -------     -------
                                                          $84,029     $75,637
                                                          =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable............................             $25,028     $24,532
 Accrued expenses............................               3,246       3,589
                                                          -------     -------
      Total Current Liabilities..............              28,274      28,121
                                                          -------     -------

DEFERRED TAXES...............................                 410         409

REVOLVING CREDIT FINANCING...................              30,266      23,798

SHAREHOLDERS' EQUITY
 Preferred stock - no shares outstanding.....                  --          --
 Common stock - $.01 par value;
    5,000 shares authorized;
    3,246 shares issued......................                  32          32
 Capital in excess of par value..............              21,675      21,772
 Retained earnings...........................               6,547       4,955
                                                          -------     -------
                                                           28,254      26,759
 Less treasury shares, at cost, 367 and 388
    shares...................................              (3,175)     (3,450)
                                                          -------     -------
      Total Shareholders' Equity.............              25,079      23,309
                                                          -------     -------
                                                          $84,029     $75,637
                                                          =======     =======

The accompanying notes are an integral part of the financial statements.

                              MOORE MEDICAL CORP.

                            STATEMENTS OF OPERATIONS



Statements of Operations for the
Amounts in thousands, except per share data    THIRD QUARTER
                                               -------------
                                               1995     1994
                                                 (Unaudited)
 Net sales...................................  $72,296  $65,306

 Cost of products sold.......................   61,498   54,923
                                               -------  -------

 Gross profit................................   10,798   10,383

 Selling, general & administrative expenses..    9,030    8,274
                                               -------  -------

 Operating income............................    1,768    2,109

 Interest expense, net.......................      758      509
                                               -------  -------

 Income before income taxes..................    1,010    1,600

 Income tax provision........................      335      560
                                               -------  -------

 Net income..................................  $   675  $ 1,040
                                               =======  =======

 Net income per share........................     $.23     $.36
                                               =======  =======

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


Statements of Operations for the



Amounts in thousands, except per share data   FIRST THREE QUARTERS
                                              --------------------
                                               1995         1994
                                                 (Unaudited)

 Net sales...................................  $222,345  $205,374

 Cost of products sold.......................   190,944   175,966
                                               --------  --------

 Gross profit................................    31,401    29,408

 Selling, general & administrative expenses..    26,926    23,738
                                               --------  --------

 Operating income............................     4,475     5,670

 Interest expense, net.......................     1,996     1,392
                                               --------  --------

 Income before income taxes..................     2,479     4,278

 Income tax provision........................       887     1,500
                                               --------  --------

 Net income..................................  $  1,592  $  2,778
                                               ========  ========

 Net income per share........................      $.55      $.96
                                               ========  ========

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.
Statements of Cash Flows for the
Amounts in thousands                         FIRST THREE QUARTERS
                                             --------------------
                                            1995              1994
                                                (Unaudited)

CASH FLOWS FROM OPERATIONS
 Net income.............................  $ 1,592           $ 2,778
 Adjustments to reconcile net income to
  net cash
  flows provided by operating activities

  Depreciation and amortization.........    1,222             1,148
  Deferred taxes........................      301               482
  Other.................................      240                67
  Changes in operating assets and
   liabilities
   Accounts receivable..................   (5,372)           (4,126)
   Inventory............................   (2,137)           (4,866)
   Other current assets.................     (555)           (1,564)
   Accounts payable.....................      496             7,564
   Other current liabilities............     (228)           (1,173)
                                          -------           -------

  Net cash flows (used in) provided by
   operating activities.................   (4,441)              310
                                          -------           -------


CASH FLOWS FROM INVESTING ACTIVITIES
 Equipment & leasehold improvements        (2,096)           (1,059)
  acquired..............................
 Other, net.............................       --               (73)
                                          -------           -------

  Net cash flows used in investing         (2,096)           (1,132)
   activities...........................  -------           -------


CASH FLOWS FROM FINANCING ACTIVITIES
 Revolving credit financing increase,
  net...................................    6,468               826
 Other, net.............................       63                --
                                          -------           -------
  Net cash flows provided by
    financing activities................    6,531               826
                                          -------           -------

(Decrease) increase cash................       (6)                4
Cash at beginning of period.............       59                53
                                          -------           -------

CASH AT END OF PERIOD...................  $    53           $    57
                                          =======           =======


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

     In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the third quarter are not necessarily indicative of the results to be expected for the full year. The fiscal quarters ended September 30, 1995 and October 1, 1994.



NOTE 2 - NET INCOME PER SHARE

     Net income per share of common stock is based on the weighted average number of common shares outstanding (adjusted for dilutive common stock options), which was 2,907,000 shares and 2,918,000 shares in the third quarters of 1995 and 1994, respectively, and 2,899,000 shares and 2,908,000 shares in the first three quarters of 1995 and 1994, respectively.

MOORE MEDICAL CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
  AND FINANCIAL CONDITION


OVERVIEW
--------

The following table sets forth items included in the Statements of Operations as a percentage of sales for the third quarters and first three quarters of 1995 and 1994, respectively. The table also shows, for each line item, the percentage change in the 1995 periods from the comparable 1994 periods.


                                          THIRD QUARTER        FIRST THREE QUARTERS
                                   -------------------------------------------------
                                       % of Sales       %       % of Sales       %
                                   -------------------------------------------------
                                      1995    1994   Change    1995    1994   Change
                                   -------------------------------------------------

Net sales..........................  100.0%  100.0%      11%  100.0%  100.0%       8%
Cost of products sold..............   85.1    84.1       12    85.9    85.7        9
                                     -----   -----     ----   -----   -----     ----
Gross profit.......................   14.9    15.9        4    14.1    14.3        7
Selling, general & admin expense.     12.5    12.7        9    12.1    11.5       13
                                     -----   -----     ----   -----   -----     ----
Operating income...................    2.4     3.2      (16)    2.0     2.8      (21)
Interest expense, net..............    1.0     0.8       49     0.9     0.7       43
                                     -----   -----     ----   -----   -----     ----
Income before income taxes.........    1.4     2.4      (37)    1.1     2.1      (42)
Income tax provision...............    0.5     0.8              0.4     0.7
                                     -----   -----            -----   -----
Net income.........................    0.9%    1.6%    (35)%    0.7%    1.4%    (43)%
                                     =====   =====            =====   =====


RESULTS OF OPERATIONS
---------------------

THIRD QUARTER
1995 COMPARED WITH 1994
-----------------------

Net sales of $72.3 million for the third quarter of 1995 increased 11% over the same quarter of 1994. Sales increased for medical/surgical supplies and brand-name pharmaceuticals. Generic pharmaceutical sales in the third quarter were level with the 1994 third quarter.

For the 1995 quarter, the gross margin rate dropped to 14.9% from 15.9% in the same quarter a year earlier. Gross profit dollars increased 4% to $10.8 million. Gross profit benefited from higher sales of medical/surgical supplies, which have higher gross margin rates than pharmaceuticals. More than offsetting this benefit were decreases in gross margin rates on both brand-name and generic pharmaceuticals. Competitive pressures on pharmaceutical prices in the Company's wholesale markets were particularly strong in the third quarter.

Selling, general and administrative expenses during the third quarter increased 9% from the third quarter of 1994. Most of the increase was attributable to added costs for marketing and distribution expenses in support of the growing sales volume of medical/surgical supplies to health-care professional customers. The 9% rate of increase for selling, general and administrative expenses was higher than the 4% increase in gross profit because the gross profit increase was diminished by lower gross margins on pharmaceuticals.

Interest expense in the third quarter of 1995 increased 49% from the same quarter a year ago. Higher debt levels accounted for approximately two-thirds of the increase. Higher interest rates accounted for the remainder of the increase.

Net income decreased for the third quarter of 1995. An increase in gross profit was more than offset by increases in selling, general and administrative expenses and interest expense.

FIRST THREE QUARTERS
1995 COMPARED WITH 1994
-----------------------

Net sales of $222.3 million for the first three quarters of 1995 increased 8% over the comparable 1994 period. Sales increased for medical/surgical supplies and generic pharmaceuticals. Sales of brand-name pharmaceuticals for the first nine months were almost level with the comparable 1994 period.

For the first nine months of 1995, the gross margin rate decreased to 14.1% from 14.3% in the same period a year earlier. Gross profit dollars increased 7% to $31.4 million. Gross profit benefited from higher sales of medical/surgical supplies, which have higher gross margin rates than pharmaceuticals. The gross margin rate for pharmaceutical sales decreased due to continued competitive pressures in the Company's wholesale markets.

Selling, general and administrative expenses for the first nine months of 1995 increased over 13% compared with the same period a year ago. Most of the increase was for added costs for marketing and distribution expenses in support of the growing sales volume of medical/surgical supplies to health-care professional customers. The 13% rate of increase for selling, general and administrative expenses was higher than the 7% increase in gross profit primarily due to extra expenses in the first half of 1995 for opening a new distribution center, higher catalog advertising expense and increased expenditures to enhance information systems.

Interest expense in the first nine months of 1995 increased 43% over the same period a year ago. Higher interest rates accounted for approximately two-thirds of the increase. Higher debt levels accounted for the remainder of the increase.

Net income decreased for the first nine months of 1995. An increase in gross profit was more than offset by increases in selling, general and administrative expenses and interest expense.

FINANCIAL CONDITION
-------------------

During the first nine months of 1995, the Company generated $3.4 million of cash from earnings (net income before non-cash charges for depreciation, amortization, and deferred taxes) and increased borrowings by $6.5 million.
Cash was used to fund equipment purchases of $2.1 million and net increases in operating assets of $7.8 million. A new distribution center accounted for most of the equipment purchases and substantially all of the $2.1 million increase in inventory. Accounts receivable increased $5.4 million due primarily to higher sales at the end of the third quarter of 1995 than at the end of 1994.

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

MOORE MEDICAL CORP.
(REGISTRANT)

By:   /s/ John A. Murray             By:  /s/ Victor H. Emerson, Jr.
      ------------------                  -------------------------------
      John A. Murray                      Victor H. Emerson, Jr.
      Vice President - Finance and        Controller and Chief Accounting
      Chief Financial Officer             Officer
      November 13, 1995                   November 13, 1995