Form 10-K
period 1995-12-30
MOORE MEDICAL CORP
filed 1996-03-11
CIK 74691

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                      1995
                                  FORM 10 - K
                                 ANNUAL REPORT

                  For the fiscal year ended December 30, 1995

                        Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              MOORE MEDICAL CORP.
             (Exact name of registrant as specified in its charter)
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

860-826-3600
(Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


COMMON STOCK ($.01 PAR VALUE)                            AMERICAN STOCK EXCHANGE
(Title of Each Class)                (Name of each exchange on which registered)
--------------------------------------------------------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ---        ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates (i.e. other than identified 10% holders, and holdings attributed to executive officers and directors) of the Registrant as of March 4, 1996 was $30,080,000.

  Number of shares of Common Stock outstanding (exclusive of 345,803 treasury shares) as of March 4, 1996: 2,900,011.
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's proxy statement for its 1996 Annual Meeting of Shareholders referred to in Part III of this report are incorporated by reference. The exhibit index is located on pages 23-25. Total number of pages in the numbered original (including exhibits) is 28.

                          This is page 1 of 28 pages.
================================================================================

ITEM 1.  BUSINESS


GENERAL

Moore Medical Corp. (the "Company") is a national distributor of health-care products. It was incorporated in Delaware in 1969 and its business is in its fiftieth year of operation.

The Company sells and distributes health-care products to over twenty targeted customer groups serving health-care needs in various business settings. Its health-care products comprise approximately 13,000 items consisting of pharmaceuticals and medical/surgical supplies. It sells to approximately 90,000 customers who are typically either professional health-care practitioners or wholesale customers purchasing products for resale. The Company sells through direct mail, telemarketing, and a small field sales force. Most customer orders are processed by telemarketing representatives. The Company fulfills orders, nation-wide, from four regional distribution centers located in Connecticut, Florida, Illinois, and California and ships orders by common carriers.


RECENT DEVELOPMENTS

In 1995, the Company continued to direct its marketing and sales initiatives toward customers ordering the higher gross margin products, namely medical/surgical supplies and generic pharmaceuticals. Sales of medical/surgical supplies increased 22% during the year with most of this increase coming from health-care practitioner customers. The number of health-care practitioner customers grew over 20% in 1995, primarily as a result of additional catalog advertising in 1994 and 1995. In its wholesale markets, the Company experienced continuing competitive pressures on pharmaceutical prices throughout 1995. As a result, sales of brand-name pharmaceuticals decreased slightly in 1995 and gross profit decreased on both brand-name and generic pharmaceuticals.

In March, 1995, the Company opened a new distribution center in Jacksonville, Florida. This 60,000 square foot leased facility enables the Company to better serve customers in the Southeast with more rapid delivery, and it also increases company-wide distribution capacity.

In January, 1996, the Company entered into a new three-year revolving credit agreement which will result in lower interest rates than under the prior agreement.


DISTRIBUTION OF HEALTH-CARE PRODUCTS

Health-care product distributors purchase a wide range of products from numerous manufacturers and sell them to a variety of customers in health-care businesses. Distributors provide the convenience of product availability to customers by stocking thousands of different products, manufactured by hundreds of different manufacturers. Distributors provide the service of efficiently and economically moving products from large and concentrated inventories at separate manufacturers to smaller quantities of much more varied product selections required by their customers. Distributors also offer customers prompt delivery, competitive prices and a variety of other services.

PRODUCTS

The Company distributes approximately 13,000 health-care products consisting of pharmaceuticals and medical/surgical supplies. The majority of the products comprise consumables and disposables. The Company also sells some small-dollar medical equipment. The Company does not manufacture any products but purchases all its products, primarily direct from manufacturers. Brand-name pharmaceuticals offered by the Company generally consist of a selection of the faster moving items and sizes. The Company also offers a full line of generic pharmaceuticals which it sells under its H.L. Moore label and Valumed trademark. The Company carries an extensive selection of medical/surgical supplies consisting of disposable supplies, diagnostic tests, instruments and related equipment. Some of the medical/surgical supplies are sold under the Moore private label.


The following table shows net sales and the percentage of total sales for each major category of products for the past three years.

-------------------------------------------------------------
Dollars in thousands             1995       1994       1993
-------------------------------------------------------------
Pharmaceuticals.............   $220,085   $215,245   $227,923
                                  76.1%      79.2%      82.7%

Medical/surgical supplies...   $ 68,977   $ 56,554   $ 47,799
                                  23.9%      20.8%      17.3%


CUSTOMERS

The Company's customers serve health-care needs in various business settings. The Company sells to targeted customer groups in over twenty separate types of health-care businesses. These customer groups generally align into two broad categories: (1) professional health-care practitioners and (2) wholesale customers purchasing products for resale. The professional health-care practitioners use the products in their profession, generally in non-hospital settings. In this customer category, the Company's most significant customer groups are emergency medical services, occupational health practitioners, physicians, podiatrists, school health-care staffs, and surgeons. Most of the Company's medical/surgical supplies are sold to professional health-care practitioners, and most of its pharmaceuticals are sold to wholesale customers. In the wholesale customer category, the Company's most significant customer groups are independent pharmacies, mail order prescription providers, medical/surgical dealers, nursing home prescription providers, pharmaceutical wholesalers, and pharmacy chains. Pharmacy businesses have been undergoing consolidation of independent pharmacies into pharmacy chains. The Company's ten largest customers are wholesale customers and they account for approximately 20% of total sales. No individual customer accounts for 10% or more of sales. While the Company is not dependent on any single customer, the loss of its largest customer, or a few of its largest customers, could materially reduce the Company's future earnings.

SELLING METHODS AND DISTRIBUTION SYSTEM

The Company sells, nation-wide, to existing and prospective customers on a business-to-business basis through direct mail, telemarketing and a small field sales force. A variety of catalogs and other product literature are mailed on a periodic basis to all health-care practitioner customers and most wholesale customers. Catalogs and other product literature are specifically designed for each customer group and feature different products for each specialty area. Catalogs and product literature are mailed to prospective customers using mailing lists and to current customers based on buying patterns.

Telemarketing representatives receive most customer orders through toll-free calls. Most specialize in one or several customer groups and all are trained on product features and sales techniques to effectively process orders, respond to customer inquiries, and sell products. Each telemarketing representative is supported by an advanced phone system and is equipped with a computer terminal. Some telemarketing representatives make outbound calls to solicit sales.

A small number of field sales representatives build relationships and negotiate sales terms with the Company's larger customers. These customers place orders through telemarketing representatives, facsimile terminals and electronic data interchange (EDI).

The Company fulfills orders from four regional distribution centers located in Connecticut, Florida, Illinois, and California. Customer orders are directed from telemarketing via computer to the distribution center closest to the customer. There, orders are picked, packed and shipped to customers by common carriers. The Company's sales, marketing, distribution, and purchasing processes are information intensive, making its computer systems essential to efficient operations.


SUPPLIERS

The Company distributes the products of approximately 750 manufacturers, including most brand-name pharmaceutical manufacturers and a representative selection of manufacturers of generic drugs and medical/surgical products.

A comparatively small number of pharmaceutical manufacturers account for a large share of the Company's purchases. The Company's largest suppliers of brand-name pharmaceuticals in 1995 were Bristol Myers Squibb, Glaxo, Pfizer, Schering Laboratories and SmithKline Beecham Pharmaceuticals. The Company's largest suppliers of generic pharmaceuticals in 1995 were Barr Laboratories, Biocraft Laboratories, Inwood Laboratories, Sidmak Laboratories and Zenith Laboratories. Management believes that the Company is a significant customer of many of its generic pharmaceutical suppliers. The Company has several competing sources for generic pharmaceuticals and medical/surgical supplies, and it is not dependent on any single supplier. The Company does not have any significant long-term purchase commitments with its suppliers, nor does it have any exclusive rights for a territorial area.

COMPETITION

Generally, the Company competes with other distributors on price, delivery speed, breadth of product lines, order completion rates, and other customer service factors.


In the Company's wholesale markets, the Company competes with national and regional distributors, direct-selling manufacturers, specialty distributors and other mail order catalogers. Many of these competitors are larger and have substantially greater resources than the Company. According to a national securities research firm, the Company's sales volume accounts for less than 1% of the United States wholesale drug distribution market while the six largest wholesale drug distributors account for over 80% of this market. Most wholesale customers either use one of these six large distributors as their primary distributor or buy directly from manufacturers. The Company serves these customers as a secondary supplier on selected brand-name pharmaceuticals and medical/surgical supplies, principally by offering favorable prices. For the Company's full line of generic pharmaceuticals, the Company also offers favorable prices and it is a primary supplier of these products to some of its customers. In generic pharmaceuticals, the Company also competes by providing a single source of supply for a broad product line, product consistency, and administrative efficiencies in tracking regulatory product drug control numbers.


Competition in the Company's health-care practitioner markets is highly fragmented. In these markets, competitors consist largely of regional and local distributors and other mail order catalogers. The strongest competitors in each market area generally compete with the Company in only one or a few of its market areas. In most of these markets, the Company offers a broad selection of products, including pharmaceuticals, which are offered by few competitors. The Company also competes by offering favorable prices, particularly on Moore-brand medical/surgical products and on generic drugs. In addition, the Company provides prompt delivery of within one-to-two days for most of the country, high order-completion rates, technical support, and easy-to-use catalogs and ordering procedures.


REGULATION

Pharmaceutical distribution is subject to regulation by federal, state and local governmental agencies. The Company is licensed to distribute pharmaceutical products and certain controlled substances. Its operating and security practices must comply with statutes and regulations of the U.S. Food and Drug Administration, the federal Drug Enforcement Agency and state boards of pharmacy and health. The Company believes that it is in material compliance with the applicable statutes and regulations.


EMPLOYEES

As of February, 1996, the Company employed approximately 400 people, most of whom work in its sales, marketing and distribution operations.

ITEM 2.  PROPERTIES

The Company owns no real property and it leases all its operating facilities. Its distribution centers are located in New Britain, Connecticut (92,000 square feet), Jacksonville, Florida (60,000 square feet), Lemont, Illinois (42,000 square feet), and Visalia, California (50,000 square feet). The Jacksonville, Visalia, and Lemont facilities are less than six years old, and are well equipped and laid out for operating efficiencies. The older New Britain facility is well equipped and maintained, but less favorably arranged for operating efficiencies. Management considers all of the distribution centers to be in satisfactory condition.

Telemarketing centers (13,000 square feet in total) are located in Connecticut and California. These centers are outfitted with modern telecommunications and computerized order entry equipment. Centralized marketing and administrative functions are performed in a well maintained facility in New Britain, Connecticut (26,000 square feet). Office space for telemarketing and administration is adequate for the Company's present needs but is approaching full occupancy. An additional 5,000 square feet of office space is planned for 1996.

ITEM 3.  LEGAL PROCEEDINGS

See Note 9 - Litigation to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fiscal fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is listed on the American Stock Exchange (trading symbol "MMD"). The following sets forth, for each quarter since the beginning of 1994, the high and low sale prices of the common stock on the American Stock Exchange Composite Tape.

                    1995              1994
             -----------------  ------------------
QUARTERS:      HIGH      LOW      HIGH      LOW
               ----      ---      ----      ---
First.....   $ 13 1/8  $ 9 1/2  $ 15 5/8  $ 12 1/2
Second....     12 3/4   10 1/8    13 1/2    10 3/8
Third.....     13 3/8    9 3/4    18        12
Fourth....     12        8 1/2    17 1/4    11

The high and low sale prices of the common stock on March 4, 1996 were $11 7/8 and $11 5/8, respectively. The estimated number of holders (including estimated beneficial holders) of the Company's common stock as of March 4, 1996 was approximately 3,000.

The Company has paid no cash dividends and has no plans to do so in the foreseeable future. Its loan agreement contains restrictions on dividend payments.

ITEM 6.  SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------------------------------
Amounts in thousands, except per share data             1995      1994      1993      1992      1991
-----------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS

Net sales                                             $289,062  $271,799  $275,722  $278,450  $311,254

Cost of products sold                                  247,556   232,795   239,501   243,857   278,154
                                                      --------  --------  --------  --------  --------

Gross profit                                            41,506    39,004    36,221    34,593    33,100

Selling, general and
     administrative expenses                            35,410    31,553    28,618    28,095    27,715
                                                      --------  --------  --------  --------  --------

Operating income                                         6,096     7,451     7,603     6,498     5,385

Interest expense, net                                    2,609     2,042     2,688     2,923     4,468
                                                      --------  --------  --------  --------  --------

Income before income taxes                               3,487     5,409     4,915     3,575       917

Income tax provision                                     1,168     1,896     1,796     1,282       371
                                                      --------  --------  --------  --------  --------

Net income                                            $  2,319  $  3,513  $  3,119  $  2,293  $    546
                                                      ========  ========  ========  ========  ========

Net income per share                                  $   0.80  $   1.21  $   1.08  $    .80  $    .19
                                                      ========  ========  ========  ========  ========


Weighted average shares outstanding                      2,900     2,908     2,887     2,859     2,844
                                                      ========  ========  ========  ========  ========

BALANCE SHEET DATA

Working capital                                       $  41,816 $ 42,029  $ 42,107  $ 12,223  $  8,881
                                                      ========= ========  ========  ========  ========

Total assets                                          $  75,363 $ 75,477  $ 73,483  $ 79,011  $ 74,074
                                                      ========= ========  ========  ========  ========

Debt                                                  $  21,672 $ 23,798  $ 27,183  $ 28,567  $ 30,412
                                                      ========= ========  ========  ========  ========

Shareholders' equity                                  $  25,856 $ 23,309  $ 19,741  $ 16,594  $ 14,168
                                                      ========= ========  ========  ========  ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following table sets forth items included in the Statements of Operations as a percentage of net sales for the fiscal years indicated.

                                              % OF NET SALES
                                        -----------------------
                                           1995    1994    1993
                                          ------  ------  ------

Net sales                                 100.0%  100.0%  100.0%
Cost of products sold                      85.6    85.7    86.9
                                          -----   -----   -----
Gross profit                               14.4    14.3    13.1
Selling, general & administrative          12.3    11.6    10.4
 expenses                                 -----   -----   -----
Operating income                            2.1     2.7     2.7
Interest expense, net                       0.9     0.7     0.9
                                          -----   -----   -----
Income before income taxes                  1.2     2.0     1.8
Income tax provision                         .4      .7      .7
                                          -----   -----   -----
Net income                                   .8%    1.3%    1.1%
                                          =====   =====   =====

RESULTS OF OPERATIONS

1995 COMPARED WITH 1994


Net sales of $289.1 million increased 6% from 1994. Sales of pharmaceuticals, comprising brand-name and generic products, increased 2% to $220.1 million. Generic pharmaceutical sales increased in 1995 while sales of brand-name pharmaceuticals decreased slightly. Sales of medical/surgical supplies increased 22% in 1995 to $69.0 million. The Company's change in the product mix of sales continued, as planned, to be toward medical/surgical supplies and generic pharmaceuticals and away from brand-name pharmaceuticals.

Gross profit increased 6% to $41.5 million in 1995. Gross profit benefited significantly from the increased sales of medical/surgical supplies, which have higher gross margin rates than pharmaceuticals. Partially offsetting this benefit were decreases in gross profit on both brand-name and generic pharmaceuticals as a result of continuing competitive pressures on pharmaceuticals throughout 1995. Overall, the Company ended 1995 with a gross margin rate of 14.4%, which was comparable to the prior year's rate. The Company's sales prices generally reflect changes in product cost, and, therefore, the effects of inflation and deflation on the gross profit margin is not significant.

Selling, general and administrative expenses for the year 1995 increased 12%. The largest factor giving rise to the increase was added costs for marketing and distribution, primarily associated with the increased sales of medical/surgical supplies, especially to health-care practitioners. The Company estimates that the number of health-care practitioner customers and sales to this customer group grew over 20% in 1995, primarily as a result of additional catalog advertising. The rate of increase in selling, general and administrative expenses was lower in the last half of 1995 than in the first half of the year. The higher rate of increase in the first half of the year was due primarily to the $330,000 pre-opening start-up costs for the Company's Jacksonville, Florida, distribution center, higher catalog advertising expense and increased expenditures to enhance information systems in the first half.

Operating income in 1995 decreased from 1994, primarily attributable to a decrease in gross profit on pharmaceuticals due to competitive pressures and, to a lesser extent, to expenses related to opening the new distribution center.
For 1995 the contribution to profits of medical/surgical supplies increased, but the contribution to profits of pharmaceuticals decreased due to pharmaceutical pricing pressures in the Company's wholesale markets.

Interest expense increased 28% in 1995. Higher interest rates accounted for most of the increase. Interest rates, which had increased significantly during 1994 and into early 1995, remained relatively stable through the middle of 1995 and decreased slightly during the last half of 1995. In January 1996, the Company entered into a new three-year banking agreement which will result in lower interest rates than under the prior agreement.

The effective income tax rate of 33.5% was slightly lower than the federal statutory tax rate due primarily to realization of tax carryforwards which resulted in a reduction of the tax valuation allowance. Management estimates the 1996 effective income tax rate will be approximately 35%.

The 34% decrease in net income in 1995 was primarily attributable to a decrease in gross profit on pharmaceuticals due to competitive pressures, higher interest expense and expenses related to opening the new distribution center.



1994 COMPARED WITH 1993

Net sales of $271.8 million decreased slightly from 1993. The decrease occurred during the first three quarters of the year, while sales showed a 3% increase in the fourth quarter of 1994. For the year, sales increases of medical/surgical supplies and generic pharmaceuticals largely offset a decrease in sales of brand-name pharmaceuticals.

The gross profit margin rate increased for the fourth consecutive year and was 14.3% compared with 13.1% in 1993. Gross profit dollars increased 8% to $39.0 million. The improved gross profit resulted primarily from the planned change in sales mix toward medical/surgical supplies and generic drugs, both of which have higher gross margin rates than brand-name pharmaceuticals. Gross profits in 1994 were negatively affected by a decrease in the gross margin rate on brand-name pharmaceuticals. The Company's sales prices generally reflect changes in product costs, and, therefore, the effects of inflation and deflation on the gross profit margin is not significant.

Selling, general and administrative expenses for the Company's business are generally higher as a percent of sales for products having higher gross margins. Therefore, changes in these expenses tend to correlate more with changes in gross profit than with sales. Such expenses in 1994 increased by 10%, a rate moderately greater than the 8% increase in gross profit. Approximately half of the increase in these expenses was for employee compensation and related benefits and for freight to deliver more shipments. In addition, catalog advertising expense increased 65% for the year, with most of the increase occurring in the second half. This added expense of $1.1 million resulted primarily from mailing significantly more catalogs to expanded mailing lists of health-care practitioners in an effort to build a larger customer base. The number of health-care practitioner customers increased 11% in 1994, with all the growth coming in the second half of the year.

Operating income in 1994 decreased slightly from 1993, attributable primarily to increased advertising expenses which were not fully recovered through increased sales by the end of 1994. As a percent of sales, operating income remained at the six year high rate reached in 1993.

Although the prime rate and LIBOR increased during 1994, the Company's effective weighted average interest rate during the year remained the same as 1993 at 7.3%. This was achieved through negotiating a more favorable financing agreement near the beginning of 1994. The 24% decrease in interest expense in 1994 resulted from a similar decrease in average debt levels which was accomplished through earnings and working capital management, particularly inventory management. As interest rates increased during 1994, interest expense generally increased throughout the year. At the end of 1994, the Company's effective interest rate was 8.6%.

The effective income tax rate of 35.1% was higher than the federal statutory tax rate due principally to state income tax provisions.

Net income increased 13% in 1994 as a result of higher gross profits and lower interest expense exceeding greater costs for selling, general and administrative expenses.


FINANCIAL CONDITION

During 1995, the financial condition of the Company continued several years of progressive improvement. Debt at the end of 1995 was lower than equity for the first time in eight years. Net cash provided by operating activities in 1995 was $4.3 million, of which $2.1 million was used to pay down debt and $2.2 million was used for capital expenditures, primarily investments in equipment and leasehold improvements. Most of these capital expenditures were incurred in connection with the opening of a new distribution center in Jacksonville, Florida. Net cash provided by operating activities of $4.3 million was greater than net income of $2.3 million due to depreciation and amortization of $1.7 million and deferred income taxes of $0.3 million.

Debt financing has been provided by a secured, revolving line of credit. In January, 1996, the Company entered into a new revolving line of credit financing agreement with a bank. This $45 million secured line of credit extends through December 31, 1998. The facility provides for funding limited by a formula using accounts receivable balances and inventory levels as the primary variables. Interest on loans is charged at the prime rate or, at the option of the Company, at the Eurodollar rate plus a rate in a range of 1% to 2% depending on the financial leverage of the Company. In addition the Company pays a 1/4% commitment fee on the unused line of credit. Substantially all assets of the Company have been pledged as collateral and the agreement contains covenants and restrictions relating to asset protection, financial condition, dividends, investments, acquisitions and certain other matters. Under the prior financing facility that was in effect for 1995, interest on loans was charged at the prime rate plus a 1/4% premium or, at the option of the Company, at LIBOR plus 2 1/2%. The Company has purchased two interest rate caps, a form of derivative, which are used to reduce the potential impact of increases in interest rates on floating-rate debt. The Company does not use derivatives for trading purposes. (See also Note 4 to the Financial Statements.)


Management believes that the funding needs of the Company will continue to be met through income from operations, working capital management and financing under it's line of credit. Capital expenditures for 1996 are expected to be between $1.5 million and $2.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                              MOORE MEDICAL CORP.


                         INDEX TO FINANCIAL STATEMENTS

                       AND FINANCIAL STATEMENT SCHEDULES





                                                                            Page No.
                                                                            --------
Report of Independent Accountants                                              12

Balance Sheets at the end of years 1995 and 1994                               13

Statements of Operations for the years 1995, 1994 and 1993                     14

Statements of Cash Flows for the years 1995, 1994 and 1993                     15

Notes to Financial Statements                                               16 - 22

Financial Statement Schedule VIII - Valuation and Qualifying Accounts          28
      for the years ended 1995, 1994 and 1993.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Moore Medical Corp.



In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Moore Medical Corp. at December 30, 1995 and December 31, 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP



January 31, 1996
Hartford, Connecticut

MOORE MEDICAL CORP.

BALANCE SHEETS AT END OF YEARS
----------------------------------------------------------------
Amounts in thousands                              1995      1994
----------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash.................................       $    39   $    59
   Accounts receivable, less allowances
         of $734 and $385...............        22,890    21,153
   Inventories..........................        40,897    43,160
   Prepaid expenses and other current            4,759     4,709
    assets..............................
   Deferred income taxes................           619       909
                                               -------   -------
       Total Current Assets.............        69,204    69,990
                                               -------   -------

NONCURRENT ASSETS
   Equipment and leasehold                       4,937     4,497
    improvements, net...................
   Other assets.........................         1,222       990
                                               -------   -------
       Total Noncurrent Assets..........         6,159     5,487
                                               -------   -------
                                               $75,363   $75,477
                                               =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable.....................       $24,699   $24,532
   Accrued expenses.....................         2,689     3,429
                                               -------   -------
       Total Current Liabilities........        27,388    27,961
                                               -------   -------

DEFERRED INCOME TAXES...................           447       409

REVOLVING CREDIT FINANCING..............        21,672    23,798

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, no shares                        -         -
    outstanding.........................
   Common stock-$.01 par value;
     5,000 shares authorized; 3,246                 32        32
      shares issued.....................
   Capital in excess of par value.......        21,680    21,772
   Retained earnings....................         7,274     4,955
                                               -------   -------
                                                28,986    26,759
   Less treasury shares, at cost, 352           (3,130)   (3,450)
    and 388 shares......................       -------   -------
       Total Shareholders' Equity.......        25,856    23,309
                                               -------   -------
                                               $75,363   $75,477
                                               =======   =======
----------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

STATEMENTS OF OPERATIONS FOR THE YEARS
----------------------------------------------------------------------------
Amounts in thousands, except per share data       1995      1994      1993
----------------------------------------------------------------------------
Net sales..................................     $289,062  $271,799  $275,722

Cost of products sold......................      247,556   232,795   239,501
                                                --------  --------  --------

Gross profit...............................       41,506    39,004    36,221

Selling, general and administrative........       35,410    31,553    28,618
 expenses..................................     --------  --------  --------

Operating income...........................        6,096     7,451     7,603

Interest expense, net......................        2,609     2,042     2,688
                                                --------  --------  --------

Income before income taxes.................        3,487     5,409     4,915

Income tax provision.......................        1,168     1,896     1,796
                                                --------  --------  --------

Net income.................................     $  2,319  $  3,513  $  3,119
                                                ========  ========  ========


Net income per share.......................        $0.80     $1.21     $1.08
                                                ========  ========  ========
----------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

STATEMENTS OF CASH FLOWS FOR THE YEARS
---------------------------------------------------------------------
Amounts in thousands                        1995      1994      1993
---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income...........................  $ 2,319   $ 3,513   $ 3,119
   Adjustments to reconcile net income
   to net cash flows provided by
   operating activities
          Depreciation and amortization.    1,670     1,562     1,431
          Deferred income taxes.........      328       822     1,083
          Other.........................      (54)       39       102
          Changes in operating assets
           and liabilities
               Accounts receivable......   (1,737)     (117)    1,264
               Inventories..............    2,263    (1,216)    4,360
               Other current assets.....      (50)     (928)      (73)
               Accounts payable.........      167     1,992    (7,334)
               Other current liabilities     (625)     (325)     (222)
                                          -------   -------   -------

          Net cash flows provided by        4,281     5,342     3,730
           operating activities.........  -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES

     Equipment and leasehold               (2,175)   (1,571)   (1,867)
      improvements acquired.............
     Other, net.........................        -      (380)     (176)
                                          -------   -------   -------

      Net cash flows used in investing     (2,175)   (1,951)   (2,043)
       activities.......................  -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Revolving credit financing            (2,126)   (3,385)   (1,384)
      decrease, net.....................
     Other, net.........................        -         -      (333)
                                          -------   -------   -------

          Net cash flows used in           (2,126)   (3,385)   (1,717)
           financing activities.........  -------   -------   -------

Increase (decrease) in cash.............      (20)        6       (30)
Cash at beginning of year...............       59        53        83
                                          -------   -------   -------

CASH AT END OF YEAR.....................  $    39   $    59   $    53
                                          =======   =======   =======
---------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL - The Company is a national distributor of health-care products. The Company sells and distributes health-care products to over twenty targeted customer groups serving health-care needs in various business settings. Its health-care products comprise approximately 13,000 items consisting of pharmaceuticals and medical/surgical supplies. It sells to approximately 90,000 customers who are typically either professional health-care practitioners or wholesale customers purchasing products for resale. The Company sells through direct mail, telemarketing, and a small field sales force. Most customer orders are processed by telemarketing representatives. The Company fulfills orders, nation-wide, from four regional distribution centers located in Connecticut, Florida, Illinois, and California and ships orders by common carriers.

FISCAL YEAR - The Company's fiscal year ends on the Saturday closest to December
31. The fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994 and comprised 52 weeks each.

INVENTORIES - Inventories, consisting of products purchased for resale, are stated at the lower of average cost or market value. Market values are based on estimated sales prices of products.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives (3-7 years) of the assets. Leasehold improvements are depreciated over the useful life of the asset or the term of the lease, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements to equipment are capitalized. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is included in income.

SALES AND CUSTOMERS - Sales are recorded upon shipment of products to customers. While the Company is not dependent on any single customer, the loss of its largest customer, or a few of its largest customers, could materially reduce the Company's future earnings. Accounts receivable have been reduced by estimated amounts for allowances related to future charges for uncollected accounts, product returns and customer rebates.

ADVERTISING - The cost of direct response catalog advertising is deferred and amortized over the expected revenues. Direct response catalog advertising consists primarily of catalog production expenses. Catalogs are effective for varying time periods but the largest catalogs are generally effective for less than a year. At December 31, 1995 and December 30, 1994, $534,000 and $310,000, respectively, of direct response catalog advertising expenses were deferred. Catalog advertising expense totaled $3,150,000, $2,676,000 and $1,616,000 in 1995, 1994 and 1993, respectively.

INCOME TAXES - The liability method is used to calculate deferred income taxes. Under this method, deferred income tax assets and liabilities are recognized on temporary differences between the financial statement and tax bases of assets and liabilities, using applicable tax rates, and on tax carryforwards.

NET INCOME PER SHARE - Net income per share of common stock is based on the weighted average number of common shares outstanding, adjusted for dilutive common stock options (2,900,000 shares in 1995, 2,908,000 shares in 1994 and 2,887,000 shares in 1993).

STOCK BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", is effective in 1996. This statement does not require the Company to change accounting methods, but the Company may elect to change and is reviewing its choices for future financial reporting.

ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Subsequent actual outcomes could differ from those estimated and assumed.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - INCOME TAXES

The income tax provision consists of the following:

---------------------------------------------------
Amounts in thousands          1995    1994    1993
---------------------------------------------------
CURRENT
     Federal                 $  797  $  945  $  636

     State                       43     129      77
                             ------  ------  ------
          Total current         840   1,074     713
DEFERRED                        328     822   1,083
                             ------  ------  ------
          Total provision    $1,168  $1,896  $1,796
                             ======  ======  ======

A reconciliation of the statutory federal income tax rate and the effective income tax rate as a percentage of pretax income is as follows:

------------------------------------------------------------
                                          1995   1994   1993
------------------------------------------------------------
Statutory federal income tax rate         34.0%  34.0%  34.0%
State income taxes, net of federal tax     2.4    4.1    3.3
 benefit
Valuation allowance                       (2.2)  (1.9)     -
Other - net                               (0.7)  (1.1)  (0.8)
                                          ----   ----   ----
Effective income tax rate                 33.5%  35.1%  36.5%
                                          ====   ====   ====

Deferred income tax assets and liabilities at the end of each year consist of the tax effects of temporary differences related to the following:

-----------------------------------------------------------
Amounts in thousands                        1995      1994
-----------------------------------------------------------

Allowance for doubtful accounts           $   190   $   216
Inventories                                   722       774
Accrued expenses                               47       133
Tax carryforwards                             165       258
                                          -------   -------
     DEFERRED TAX ASSETS                    1,124     1,381
                                          -------   -------

Accumulated depreciation                     (187)     (283)
Prepaid pension expense                      (298)     (225)
Catalog advertising                          (182)     (105)
Other                                        (135)    (  43)
                                          -------   -------
     DEFERRED TAX LIABILITIES                (802)     (656)
                                          -------   -------
     VALUATION ALLOWANCE                     (150)     (225)
                                          -------   -------
                                          $   172   $   500
                                          =======   =======

Income tax payments totaled $742,000, $1,494,000 and $550,000 in 1995, 1994 and 1993, respectively.

NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment, leasehold improvements and accumulated
depreciation are summarized as follows:
-----------------------------------------------------------

-----------------------------------------------------------
Amounts in thousands                         1995      1994
-----------------------------------------------------------
Equipment                                 $11,206   $ 9,659
Leasehold improvements                      2,736     2,324
                                          -------   -------
                                           13,942    11,983
Less accumulated depreciation              (9,005)   (7,486)
                                          -------   -------
                                          $ 4,937   $ 4,497
                                          =======   =======

NOTE 4 - REVOLVING CREDIT FINANCING

In January, 1996, the Company consummated a new revolving line of credit financing agreement with a bank. This $45 million secured line of credit extends through December 31, 1998. The facility provides for funding limited by a formula using accounts receivable balances and inventory levels as the primary variables. Interest on loans is charged at the prime rate or, at the option of the Company, at the Eurodollar rate plus a rate in a range of 1% to 2% depending on the financial leverage of the Company. In addition the Company pays a 1/4% commitment fee on the unused line of credit. Substantially all assets of the Company have been pledged as collateral and the agreement contains covenants and restrictions relating to asset protection, financial condition, dividends, investments, acquisitions and certain other matters. Under the prior financing facility that was in effect for 1995, interest on loans was charged at the prime rate plus a 1/4% premium or, at the option of the Company, at LIBOR plus 2 1/2%. The fair value of the revolving credit debt as of December 30, 1995 approximated its reported balance because the debt agreement was cancelable and renegotiable at any time at the sole option of the Company and interest rates were based on short-term variable rates.

-------------------------------------------------------------------
Amounts in thousands                      1995      1994      1993
-------------------------------------------------------------------
BORROWINGS
     Average                            $29,777   $28,455   $37,083
     Maximum                            $38,415   $36,571   $43,984

WEIGHTED DAILY AVERAGE INTEREST RATE
     For the year                           8.8%      7.3%      7.3%
     At year end                            8.5%      8.6%      6.3%
-------------------------------------------------------------------

Cash payments for interest on revolving credit financing totaled $2,634,000, $2,022,000 and $2,768,000 in 1995, 1994 and 1993, respectively.

Interest rate caps, a form of derivative, are used to reduce the potential impact of increases in interest rates on floating-rate debt. The Company does not use derivatives for trading purposes. In December, 1993, the Company purchased a five-year, $10 million, 5.5% LIBOR cap and in January, 1996, it purchased a three-year, $5 million, 7.0% LIBOR cap. Purchase prices are deferred (included in "Other assets") and amortized to interest expense over the terms of the caps and proceeds from these instruments, if any, are credited to interest expense when earned. The unamortized cost of the interest rate caps approximates fair value.

NOTE 5 - LEASE COMMITMENTS

The Company leases its distribution centers, office facilities and certain equipment. The operating lease agreements expire at various dates through 2003. Future minimum lease payments, as of December 30, 1995, under all leases are as follows: 1996, $1,366,000; 1997, $1,135,000; 1998, $1,005,000; 1999, $482,000;
2000, $413,000; 2001 and later years, $681,000. Rental expense amounted to $1,426,000, $1,258,000 and $1,137,000 in 1995, 1994 and 1993, respectively.

NOTE 6 - RETIREMENT PLANS

All employees meeting eligibility requirements participate in the Company's defined benefit pension plan under which pension benefits are based on the employee's highest consecutive five year average annual compensation. The Company's funding policy is to comply with the minimum funding requirements set by the Employee Retirement Income Security Act of 1974 (ERISA).

The components of net pension expense are as follows:
------------------------------------------------------------------------

------------------------------------------------------------------------
Amounts in thousands                         1995        1994      1993
------------------------------------------------------------------------
Service cost - benefits earned during        $  395      $  405   $  391
 the year
Interest cost on projected benefit              250         273      219
 obligation
Actual return on assets                        (625)      (  77)    (206)
Net amortization and deferral                   367       (  96)      51
                                             ------      ------   ------
                                             $  387      $  505   $  455
                                             ======      ======   ======


The funded status and balance sheet amounts at the end of each year are as follows:
------------------------------------------------------------------------

------------------------------------------------------------------------
Amounts in thousands                           1995        1994     1993
------------------------------------------------------------------------
Actuarial present value of accumulated
 benefit obligation
   including vested benefits of $2,169,      $2,296      $2,125   $2,518
    $2,021 and $2,316                        ======      ======   ======

Actuarial present value of projected
 benefit
   obligation for services to date           $3,781      $3,327   $3,893
Plan assets at fair value                     3,700       3,063    3,044
                                             ------      ------   ------
Plan assets less than projected benefit         (81)       (264)    (849)
 obligation
Unrecognized prior service cost                  54          59       64
Unamortized loss at transition                   62          74       86
Unrecognized net loss                           840         793    1,336
                                             ------      ------   ------
Prepaid pension expense included in the      $  875      $  662   $  637
 balance sheet                               ======      ======   ======

The present value of the projected benefit obligation was determined using a discount rate of 7.5% in 1995, 8.0% in 1994 and 7.0% in 1993. The present value of the projected benefit obligation is based on actuarial assumptions and on estimates, including an assumed discount rate which may change in the future and significantly affect the amount of this obligation. The effect of changes in the discount rate for the past three years has been to increase (decrease) this obligation by $390,000, $(780,000) and $388,000 in 1995, 1994 and 1993,
respectively.

The compensation rate increase assumption for all years was 5%. The assumed long-term rate of return on plan assets, which consist of a balanced fund and a fixed income investment contract, was 9% for all years.

In addition to the pension plan, the Company has a 401(k) defined contribution retirement plan available to employees meeting eligibility requirements. This plan provides for Company contributions of up to 3% of employees' compensation plus additional Company contributions to partially match employee contributions. Plan expense for the years 1995, 1994 and 1993 amounted to $537,000, $437,000 and $445,000, respectively.

NOTE 7 - SHAREHOLDERS' EQUITY

At December 30, 1995, the Company had three classes of preferred stock: Class A Cumulative Convertible, $5.00 par value, 200,000 shares authorized; Class B Cumulative Convertible, $10.00 par value, 70,002 shares authorized; and Class C, $1.00 par value, 1,000,000 shares authorized of which 35,000 shares have been designated as a Series I Junior Participating Preferred Stock.

Changes in Shareholders' Equity for the three years ended December 30, 1995 are as follows:

-----------------------------------------------------------------------------------------
                                 Common Stock
                                $.01 par value   Capital
                                --------------  in Excess   Retained     Treasury Stock
                                Shares    Par     of Par    Earnings   ------------------
Amounts in thousands            Issued   Value    Value     (Deficit)  Shares     Cost
-----------------------------------------------------------------------------------------
1993

     Beginning balance            3,246    $32    $21,843    $(1,677)    (407)   $(3,604)
     Net income                                                3,119
     Stock options/warrants/
         stock compensation                           (74)                 12        102
                                 ______   ____    -------     ______     ----    -------

     Ending balance               3,246     32     21,769      1,442     (395)    (3,502)

1994
     Net income                                                3,513
     Stock options/stock
        compensation                                    3                   7         52
                                 ______   ____    -------     ______     ----    -------

     Ending balance               3,246     32     21,772      4,955     (388)    (3,450)

1995
     Net income                                                2,319
     Stock options/stock
    compensation                                      (92)                 36        320
                                 ______   ____    -------    _______     ----    -------

     Ending balance               3,246    $32    $21,680    $ 7,274     (352)   $ (3130)
                                =======  =====    =======    =======     ====    =======

In 1989, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one Preferred Stock Purchase Right (the "Rights") for each outstanding share of common stock. The Rights will become exercisable, with certain exceptions, only if a party acquires 15% or more of the Company's common stock or announces an offer to acquire 30% or more. When exercisable, with some exceptions, each Right will entitle its holder (other than the party acquiring 15% or more or offering to acquire 30% or more of the common stock) to buy one one-hundredth of a share of a Series I Junior Participating Preferred Stock at a purchase price of $75.00. Upon the occurrence of certain events, Rightsholders (other than such party) will be entitled to purchase either preferred stock of the Company or shares of the acquiring company at half of their market value. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time prior to the earlier of the expiration of the Rights in March,1999 or ten days following the acquisition of 15% of the Company's common stock.

NOTE 8 - STOCK OPTIONS

The 1992 Incentive Stock Option Plan authorizes stock option grants for ten years. Stock option grants under a predecessor 1982 Incentive Stock Option Plan were concluded in 1992. Features under both plans are substantially the same. Under both plans, options may be granted at prices not less than 100% of the fair market value of the common stock on the date of grant. The options are exercisable as determined by the Stock Option Committee of the Board of Directors at the time of grant and are typically exercisable in four or five cumulative annual installments beginning one year after the date of grant and expiring five to ten years from the date of grant.

There were 200,000 shares authorized under each plan. Under the 1992 and 1982 plans, respectively, 87,575 shares and 20,125 shares were outstanding; and 48,150 shares and 14,100 shares were exercisable at the end of 1995.

The table below summarizes share activity and price per share under these plans.

--------------------------------------------------------------------
                              NUMBER OF SHARES     PRICE PER SHARE
--------------------------------------------------------------------
OUTSTANDING AT END OF 1992             113,625     3.88   - $  12.50

     Granted                            57,050    10.63   -    14.13
     Canceled                         (  5,712)    3.88   -     5.75
     Exercised                        (  6,075)    3.88   -     5.75
                                      --------

OUTSTANDING AT END OF 1993             158,888     3.88   -    14.13

     Canceled                         (  5,463)    3.88   -    10.63
     Exercised                        (  8,562)    3.88   -    12.00
                                      --------

OUTSTANDING AT END OF 1994             144,863     3.88   -    14.13

     Canceled                        (  10,200)    3.88   -    10.63
     Exercised                       (  26,963)    3.88   -    10.63
                                      --------

OUTSTANDING AT END OF 1995             107,700     5.75   - $  14.13
                                      ========

In November, 1992, the Company issued a non-qualified option to purchase 7,500 shares of common stock at a price of $11.75 per share. This option is exercisable in five cumulative annual installments beginning one year after the date of grant and expiring six years from the date of grant. There were 4,500 exercisable non-qualified options at the end of 1995.

NOTE 9 - LITIGATION

As previously reported, in 1991, a class action lawsuit was commenced against the Company and certain of its present and former officers and directors. On August 1, 1995, Judge Shira A. Scheindlin of the United States District Court for the Southern District of New York granted defendants' Motion for Summary Judgment and dismissed the lawsuit. Plaintiffs appealed the decision. The appeal was dismissed and the lawsuit was terminated by agreement of the parties pursuant to which defendants reimbursed plaintiffs' lawyers for their out-of-pocket expenses incurred during the lawsuit. The Company's share of such reimbursement was $35,000.


NOTE 10 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

---------------------------------------------------------------------------------------------------
Amounts in
thousands, except                                                                   NET INCOME
per share data                            NET SALES  GROSS PROFIT  NET INCOME       PER SHARE
---------------------------------------------------------------------------------------------------
1993

     First                                 $ 74,517       $ 9,486      $  702         $ .24
     Second                                  70,183         9,032         659           .23
     Third                                   66,301         9,050         869           .30
     Fourth                                  64,721         8,653         889           .31
                                           --------       -------      ------         -----
         Year                              $275,722       $36,221      $3,119         $1.08
                                           ========       =======      ======         =====

1994

     First                                 $ 72,988       $ 9,274      $  727         $ .25
     Second                                  67,080         9,751       1,011           .35
     Third                                   65,306        10,383       1,040           .36
     Fourth                                  66,425         9,596         735           .25
                                           --------       -------      ------         -----
         Year                              $271,799       $39,004      $3,513         $1.21
                                           ========       =======      ======         =====

1995

     First                                 $ 77,778       $10,366      $  485         $ .17
     Second                                  72,271        10,237         432           .15
     Third                                   72,296        10,798         675           .23
     Fourth                                  66,717        10,105         727           .25
                                           --------       -------      ------         -----
         Year                              $289,062       $41,506      $2,319         $ .80
                                           ========       =======      ======         =====


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to information under the caption "Certain Information Regarding Management's Nominees" and "Executive Officers" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to information under the caption "Executive Compensation, " "Employment Agreement and Change of Control Arrangement," "Defined Benefit Plans," "Stock Options," "Compensation Committee Interlocks and Insider Participation," "Executive Committee's Compensation Report," "Performance Graph," and "Fees Paid to Directors" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to information under the caption "Principal Holders of Common Stock," "Certain Information Regarding Management's Nominees," and "Executive Officers" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to information under the captions "Fees Paid to Directors," "Executive Compensation," "Employment Agreement and Change of Control Arrangement," and "Defined Benefit Plans" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Form 10-K.

      1. FINANCIAL STATEMENTS. The financial statements filed as part of this Form 10-K are listed in the index on page 11.

      2. FINANCIAL STATEMENT SCHEDULES. The financial statement schedules filed as part of this Form 10-K are listed in the index on page 11.

         Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  EXHIBITS FILED UNDER ITEM 601 OF                 FILED HEREWITH OR INCORPORATED BY REFERENCE TO:
    REGULATION S-K                                   ---------------------------------------------------

    3.  Articles of Incorporation and
        By-Laws

        .1  Certificate of Incorporation,            Exhibit 3.1 to Form 10-K for the fiscal year ended
            as amended                               January 3, 1981, Exhibit 1 to Form 10-Q for the
                                                     quarter ended June 29, 1985, and Exhibit 3.1 to
                                                     and Exhibit 3.1 to Form 10-K for the fiscal year
                                                     ended January 2, 1988.

        .2  Certificate of Designation               Exhibit 3.2 to Form 10-K for the fiscal year ended
            under Delaware General                   January 3, 1981 and Exhibit 2 to Form 8-K dated
            Corporation Law.                         March 8, 1989.

        .3  By-Laws, as amended.                     Exhibit 3.3 to Form 10-K for the fiscal year ended
                                                     January 3, 1981 and Exhibit 3.3 to Form 10-K for
                                                     the fiscal year ended December 30, 1989.
4.  INSTRUMENTS DEFINING THE RIGHTS OF
    SECURITY HOLDERS
        .2  Rights Agreement, as                     Exhibit 1 to Form 8-K dated March 8, 1989 and
            amended, dated March 8, 1989.            Exhibit 1 to Form 8-K dated March 8, 1990.

10. MATERIAL CONTRACTS
        .1  Second Restated Amended                  Exhibit 10.1G to Form 10-K for the fiscal year
            Employment Agreement dated as of         ended January 2, 1993.
            January 1, 1993 between the Company
            and Mark E. Karp.

        .3  Leases of property located in            Exhibit 10.3A to Form 10-K for the fiscal year
            New Britain, Connecticut, as amended.    ended December 28, 1985 and Exhibit 10.3 to Form
                                                     10-K for the fiscal year ended December 30, 1989.

        .4A MetLife Savings Plan Program -           Exhibit 10.4A to Form 10-K for the fiscal year
            Defined Contribution Basic Plan          ended December 31, 1994.
            Document dated March 30, 1994.

        .4B MetLife Savings Plan Program -           Exhibit 10.4B to Form 10-K for the fiscal year
            401(k) Plan Adoption Agreement           ended December 31, 1994.
            dated October 20, 1994.

        .4C MetLife Savings Plan Program -           Exhibit 10.4C to Form 10-K for the fiscal year
            Prototype Plan Amended & Restated        ended January 1, 1994.
            Trust Agreement.

        .4D  MetLife Savings Plan Program -          Exhibit 10.4D to Form 10-K for the fiscal year
             Service Agreement.                      ended January 1, 1994.

        .5   Defined Benefit Pension Plan and        Exhibits 10.5A, 10.5B and 10.5C to Form 10-K for
             Trust Agreement dated                   the fiscal year ended December 31, 1994.
             September 26, 1994, as amended.

        .6   Incentive Stock Option Plan and         Exhibit A to the 1982 Proxy Statement, Exhibit
             form of stock option.                   10.2 to Form 10-K for the fiscal year ended
                                                     January 1, 1983 and Exhibit 4(d) to a Registration
                                                     statement on Form S-8 (commission file No.
                                                     33-20037) effective February 29, 1988 and Exhibit
                                                     A to the 1992 Proxy Statement.

        .11  Financing Agreement by and              Exhibit 1 to Form 10-Q for the fiscal quarter
             among the Company, The CIT              ended April 2, 1994 and Exhibit 10.11A filed to
             Group/Business Credit, Inc., and        Form 10-K for the fiscal year ended December 31,
             Fleet Bank, National Association        1994.
             dated March 24, 1994
             and First Amendment to Financing
             Agreement dated December 22, 1994.

        .12  Revolving Credit Agreement by           Exhibit 1 to Form 8-K dated January 9, 1996.
             and among the Company, Bank of
             Boston Connecticut, the other
             lenders which are or may become
             parties thereto and Bank of
             Boston, Connecticut, as agent,
             dated January 9, 1996.


        .13  Security Agreement by and between       Exhibit 2 to Form 8-K dated January 9, 1996.
             the Company and Bank of Boston,
             Connecticut dated January 9, 1996.

21. SUBSIDIARIES

        .1   Subsidiaries, identifiable pursuant     Exhibit 22 to Form 10-K for the fiscal year ended
             to Item 601 (21) of Regulation S-K.     December 28, 1991.
23. CONSENT OF EXPERT

        .1   Consent of Price Waterhouse LLP.        Exhibit 23.1 filed herewith.


(b)  Reports on Form 8-K:  The Company did not file any Current Report on Form
     8-K during the quarter ended December 30, 1995.  On January 9, 1996, the
     Company entered into a new three-year revolving credit agreement which was filed on Form 8-K dated January 9, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE MEDICAL CORP.


BY:  /s/   Mark E. Karp            BY: /s/   John A. Murray
    ----------------------------       ----------------------------------
    Mark E. Karp, President and        John A. Murray, Vice President and
     Chief Executive Officer             Chief Financial Officer
    March 8, 1996                       March 8, 1996



                                     BY: /s/   Victor H. Emerson, Jr.
                                         ----------------------------------
                                         Victor H. Emerson, Jr., Controller
                                          and Chief Accounting Officer
                                         March 8, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/   Mark E. Karp                 /s/   Peter C. Sutro
----------------------------  -------------------------------
Mark E. Karp, Director        Peter C. Sutro, Director
March 8, 1996                 March 8, 1996



/s/   Steven Kotler           /s/   Wilmer J. Thomas, Jr.
----------------------------  -------------------------------
Steven Kotler, Director       Wilmer J. Thomas, Jr., Director
March 8, 1996                 March 8, 1996


/s/   Robert H. Steele        /s/   Dan K. Wassong
----------------------------  -------------------------------
Robert H. Steele, Director    Dan K. Wassong, Director
March 8, 1996                 March 8, 1996

                                                                    Exhibit 23.1



                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-20037 and 33-68128) and in the Prospectuses on Form S-3 included therein of Moore Medical Corp. of our report dated January 31, 1996, appearing on page 12 of this Form 10-K. We also consent to the reference to us under the heading "Experts" in such Prospectuses.



Price Waterhouse LLP


Hartford, Connecticut
March 7, 1996

                                                                   SCHEDULE VIII


                              MOORE MEDICAL CORP.
                       VALUATION AND QUALIFYING ACCOUNTS
         ALLOWANCES FOR RETURNS AND UNCOLLECTIBLES AND CUSTOMER REBATES

                                                               Additions
                                                       -----------------------------
                                                                        Charged
                                Balance at                              (credited)                       Balance
                                Beginning              Charged to       to Other                         at End of
                                of Period              Expenses         Accounts       Deductions        Period
-------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR RETURNS AND
 UNCOLLECTABLES

Fiscal Year End December          $225                 $  310                             $  (347)         $188
 30, 1995

Fiscal Year End December          $503                 $ (105)              $(47)         $  (126)         $225
 31, 1994

Fiscal Year End January 1,        $509                 $  131                             $  (137)         $503
 1994



ALLOWANCE FOR CUSTOMER
 REBATES

Fiscal Year End December          $160                 $4,066                             $(3,680)         $546
 30, 1995

Fiscal Year End December             -                 $  816                             $  (656)         $160
 31, 1994