Form 10-Q
period 1996-03-30
MOORE MEDICAL CORP
filed 1996-05-03
CIK 74691

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                     1996
                                  FORM 10 - Q

                                For the Fiscal
                                 FIRST QUARTER
                             Ended March 30, 1996

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


                                   2,901,261

        Number of shares of Common Stock outstanding as of May 1, 1996.


              Total number of pages in the numbered original is 9



                          This is page 1 of 9 pages.

================================================================================

                              MOORE MEDICAL CORP.


                                     Index



                                                                      Page No.
                                                                      --------

Part I.  Financial Information

         Item I.  Financial Statements

                  Balance Sheets at the end of the first quarter of
                    1996 and at the end of the year 1995..............  3

                  Statements of Operations for the first quarters
                    of 1996 and 1995..................................  4

                  Statements of Cash Flows for the first quarters
                    of 1996 and 1995..................................  5

                  Notes to Financial Statements.......................  6

         Item 2.  Management's Discussion and Analysis of Results
                    of Operations and Financial Condition............. 7-8

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K....................  9

         Signatures...................................................  9



MOORE MEDICAL CORP.
Balance Sheets at end of
- ------------------------------------------------------------------------------------------------------
Amounts in thousands                                      First Quarter 1996              Year 1995
                                                              (Unaudited)
- ------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
    Cash                                                          $    77                   $    39
    Accounts receivable, less allowances
      of $879 and $734..........................................   25,966                    22,890
    Inventories.................................................   42,408                    40,897
    Prepaid expenses and other current assets...................    6,709                     4,759
    Deferred income taxes.......................................      594                       619
                                                                  -------                   -------
          Total Current Assets..................................   75,754                    69,204
                                                                  -------                   -------

Noncurrent Assets
    Equipment and leasehold improvements, net..................     4,708                     4,937
    Other assets...............................................     1,221                     1,222
                                                                  -------                   -------
          Total Noncurrent Assets..............................     5,929                     6,159
                                                                  -------                   -------
                                                                  $81,683                   $75,363
                                                                  =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable...........................................   $27,255                   $24,699
    Accrued expenses...........................................     2,804                     2,689
                                                                  -------                   -------
          Total Current Liabilities............................    30,059                    27,388
                                                                  -------                   -------

Deferred Income Taxes..........................................       428                       447

Revolving Credit Financing.....................................    24,638                    21,672

Shareholders' Equity
    Preferred stock - no shares outstanding....................        --                        --
    Common stock - $.01 par value;
      5,000 shares authorized;
      3,246 shares issued......................................        32                        32
    Capital in excess of par value.............................    21,691                    21,680
    Retained earnings..........................................     7,907                     7,274
                                                                  -------                   -------
                                                                   29,630                    28,986
    Less treasury shares, at cost, 345 and 352
      shares...................................................    (3,072)                   (3,130)
                                                                  -------                   -------
          Total Shareholders' Equity...........................    26,558                    25,856
                                                                   -------                  -------
                                                                  $81,683                   $75,363
                                                                   =======                  =======

- ------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.



Statements of Operations for the
- --------------------------------------------------------------------------------
Amounts in thousands, except per share data                 First Quarter
                                                      -------------------------
                                                        1996              1995
                                                             (Unaudited)
- --------------------------------------------------------------------------------
   Net sales...................................       $75,833            $77,778

   Cost of products sold.......................        65,236             67,412
                                                      -------            -------

   Gross profit................................        10,597             10,366

   Selling, general & administrative expenses..         9,158              9,053
                                                      -------            -------

   Operating income............................         1,439              1,313

   Interest expense, net.......................           466                536
                                                      -------            -------

   Income before income taxes..................           973                777

   Income tax provision........................           340                292
                                                      -------            -------

   Net income..................................       $   633            $   485
                                                      =======            =======

   Net income per share........................       $   .22            $   .17
                                                      =======            =======

- --------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.



Statements of Cash Flows for the
- --------------------------------------------------------------------------------
Amounts in thousands                                        First Quarter
                                                      -------------------------
                                                        1996              1995
                                                             (Unaudited)
- --------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income..................................       $   633           $   485
   Adjustments to reconcile net income to
    net cash flows provided by operating activities


    Depreciation and amortization..............           448               449
    Deferred income taxes......................             6               160
    Other......................................            --               356
    Changes in operating assets and
     liabilities
    Accounts receivable........................        (3,076)           (3,396)
    Inventories................................        (1,511)           (3,690)
    Other current assets.......................        (1,950)           (1,833)
    Accounts payable...........................         2,556             8,141
    Other current liabilities..................           163            (1,179)
                                                      -------           -------

    Net cash flows used in operating
      activities...............................        (2,731)             (507)
                                                      -------           -------

Cash Flows From Investing Activities
    Equipment & leasehold improvements acquired.         (218)           (1,337)
                                                    ---------          --------

       Net cash flows used in investing
         activities.............................         (218)           (1,337)
                                                    ---------          --------

Cash Flows From Financing Activities
    Revolving credit financing increase, net....        2,966             1,809
    Other, net..................................           21                29
       Net cash flows provided by financing         ---------          --------
         activities.............................        2,987             1,838
                                                    ---------          --------

Increase (decrease) in cash.....................           38                (6)
Cash at beginning of period.....................           39                59
                                                    ---------          --------

Cash at end of period...........................    $      77          $     53
                                                    =========          ========

- --------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


NOTES TO FINANCIAL STATEMENTS


Note 1 - Basis of Presentation of Financial Statements

         The accompanying financial statements should be read in conjunction with the Notes to Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1995 Annual Report filed on Form 10-K and in this Form 10-Q Report.

         In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the first quarter are not necessarily indicative of the results to be expected for the full year. The fiscal quarters ended March 30, 1996 and April 1, 1995.

         Certain prior year amounts have been reclassified to conform with the current year presentation.



Note 2 - Net Income Per Share

         Net income per share of common stock is based on the weighted average number of common shares outstanding, adjusted for dilutive common stock options. (2,909,000 shares and 2,888,000 shares in the first quarters of 1996 and 1995, respectively.)

MOORE MEDICAL CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS


OVERVIEW
- --------

The following table sets forth items included in the Statements of Operations as a percentage of sales for the first quarters of 1996 and 1995. The table also shows, for each line item, the percentage change in the 1996 period from the comparable 1995 period.


                                                         First Quarter
                                                --------------------------------
                                                   % of Sales           % Change
                                                ---------------       ----------
                                                1996       1995
                                                ----       ----

Net sales...............................       100.0%     100.0%           (3)%
Cost of products sold...................        86.0       86.7            (3)
                                               -----      -----
Gross profit............................        14.0       13.3             2
Selling, general & administrative
 expenses...............................        12.1       11.6             1
                                               -----      -----
Operating income........................         1.9        1.7            10
Interest expense, net...................          .6         .7           (13)
                                               -----      -----
Income before income taxes..............         1.3        1.0            25
Income tax provision....................          .5         .4            --
                                               -----      -----
Net income..............................          .8%        .6%           31%
                                               =====      =====

RESULTS OF OPERATIONS
- ---------------------

First Quarter
1996 Compared with 1995
- -----------------------

Net sales of $75.8 million for the first quarter of 1996 decreased 3% from the same quarter of 1995. Sales of pharmaceuticals, comprising brand-name and generic products, decreased due to competitive pressures in the Company's wholesale markets, particularly in the independent pharmacy market. Sales of medical/surgical supplies increased during the 1996 quarter from the comparable 1995 quarter. Growth in sales to the Company's health-care practitioner customers accounted for most of the sales increase in medical/surgical supplies.

For the 1996 quarter, the gross margin rate of 14.0% was higher than the 13.3% in the same quarter a year earlier. Gross profit dollars increased 2% to $10.6 million. These improvements resulted primarily from the change in sales mix toward medical/surgical supplies, which have higher gross margin rates than pharmaceuticals.

Selling, general and administrative expenses in the first quarter of 1996 increased slightly from the same quarter of 1995. In the first quarter of 1995, the Company incurred $330,000 ($.07 per share after taxes) for pre-opening start-up costs in connection with a new distribution center. After eliminating these costs from the 1995 quarter for comparability, the 1996 selling, general and administrative expenses increased approximately 5%. Most of this increase was for costs in support of the growing sales of medical/surgical supplies to health-care practitioners.

Interest expense decreased 13% in the 1996 quarter, primarily due to lower interest rates on a new revolving line of credit financing agreement which the Company entered into in January 1996.

Net income increased 31% for the first quarter of 1996. The increase in net income was most directly attributable to the one-time expenses in the 1995 quarter associated with starting up a new distribution center.



FINANCIAL CONDITION
- -------------------

During the first quarter of 1996, the Company borrowed $2.9 million to fund $2.7 million of net cash uses for operations and $0.2 million of equipment purchases. Accounts receivable increased $3.1 million due to higher sales in the first quarter than for the fourth quarter of 1995; inventory increased $1.5 million; and net increases in prepaid/accrued expenses and other current assets were $1.8 million. Somewhat offsetting these uses of cash were an increase of $2.6 million in accounts payable, net income of $0.6 million and non-cash items included in net income of $0.5 million.

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits
               --------

               None.

          (b)  Reports on Form 8-K
               -------------------

               The Registrant filed on Form 8-K a new Revolving Credit Agreement between Bank of Boston Connecticut and the Company and a Security Agreement between Bank of Boston Connecticut and the Company which where dated January 9, 1996.




                                  SIGNATURES
                                  ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOORE MEDICAL CORP.
(REGISTRANT)



By: /s/ John A. Murray               By: /s/ Victor H. Emerson, Jr.
    --------------------                 ----------------------------
     John A. Murray                          Victor H. Emerson, Jr.
     Vice President - Finance and            Controller and Chief
        Chief Financial Officer                 Accounting Officer
     May 3, 1996                             May 3, 1996