Form 10-Q
period 1996-06-29
MOORE MEDICAL CORP
filed 1996-08-09
CIK 74691

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                      1996
                                  FORM 10 - Q

                                 For the Fiscal
                                 SECOND QUARTER
                              Ended June 29, 1996

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No _____
                                        --------


                                   2,909,001

       Number of shares of Common Stock outstanding as of July 24, 1996.


              Total number of pages in the numbered original is 12



                          This is page 1 of 12 pages.
================================================================================

                              MOORE MEDICAL CORP.


                                     INDEX



                                                                       PAGE NO.
                                                                       --------

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements

                  Balance Sheets at the end of the second quarter of
                     1996 and at the end of the year 1995............      3

                  Statements of Operations for the second quarters
                     of 1996 and 1995................................      4

                  Statements of Operations for the first two quarters
                     of 1996 and 1995................................      5

                  Statements of Cash Flows for the first two quarters
                     of 1996 and 1995................................      6

                  Notes to Financial Statements......................      7

         Item 2.  Management's Discussion and Analysis of Results
                     of Operations and Financial Condition...........     8-10


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders      11

         Item 6.  Exhibits and Reports on Form 8-K...................      11

         Signatures..................................................      12


MOORE MEDICAL CORP.

Balance Sheets at end of
- --------------------------------------------------------------------------------
Amounts in thousands                           SECOND QUARTER 1996   YEAR 1995
                                                   (Unaudited)
- --------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
 Cash                                               $    78           $    39
 Accounts receivable, less allowances
    of $696 and $734.........................        24,505            22,890
 Inventories.................................        39,700            40,897
 Prepaid expenses and other current assets...         5,731             4,759
 Deferred taxes..............................           690               619
                                                    -------           -------
      Total Current Assets...................        70,704            69,204
                                                    -------           -------
NONCURRENT ASSETS
 Equipment and leasehold improvements, net...         4,606             4,937
 Other assets................................         1,194             1,222
                                                    -------           -------
      Total Noncurrent Assets................         5,800             6,159
                                                    -------           -------
                                                    $76,504           $75,363
                                                    =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable............................       $21,986           $24,699
 Accrued expenses............................         3,002             2,689
                                                    -------           -------
      Total Current Liabilities..............        24,988            27,388
                                                    -------           -------

DEFERRED TAXES...............................           398               447

REVOLVING CREDIT FINANCING...................        23,904            21,672

SHAREHOLDERS' EQUITY
 Preferred stock - no shares outstanding.....            --                --
 Common stock - $.01 par value;
    5,000 shares authorized;
    3,246 shares issued......................            33                32
 Capital in excess of par value..............        21,690            21,680
 Retained earnings...........................         8,548             7,274
                                                    -------           -------
                                                     30,271            28,986
 Less treasury shares, at cost, 343 and 352
    shares...................................        (3,057)           (3,130)
                                                    -------           -------
      Total Shareholders' Equity.............        27,214            25,856
                                                    -------           -------
                                                    $76,504           $75,363
                                                    =======           =======


- --------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


Statements of Operations for the
- ---------------------------------------------------------------------------------
Amounts in thousands, except per share data                 SECOND QUARTER
                                                     ----------------------------
                                                        1996            1995
                                                              (Unaudited)
- ---------------------------------------------------------------------------------


       Net sales...................................    $72,840         $72,271

       Cost of products sold.......................     62,058          62,034
                                                       -------         -------

       Gross profit................................     10,782          10,237

       Selling, general & administrative expenses..      9,284           8,843
                                                       -------         -------

       Operating income............................      1,498           1,394

       Interest expense, net.......................        513             702
                                                       -------         -------

       Income before income taxes..................        985             692

       Income tax provision........................        344             260
                                                       -------         -------

       Net income..................................    $   641         $   432
                                                       =======         =======

       Net income per share........................    $   .22         $   .15
                                                       =======         =======
- ---------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


Statements of Operations for the
- ---------------------------------------------------------------------------------
Amounts in thousands, except per share data             FIRST TWO QUARTERS
                                                   ---------------------------
                                                      1996             1995
                                                          (Unaudited)
- ---------------------------------------------------------------------------------
    Net sales...................................    $148,673          $150,049

    Cost of products sold.......................     127,294           129,446
                                                    --------          --------

    Gross profit................................      21,379            20,603

    Selling, general & administrative expenses..      18,442            17,896
                                                    --------          --------

    Operating income............................       2,937             2,707

    Interest expense, net.......................         979             1,238
                                                    --------          --------

    Income before income taxes..................       1,958             1,469

    Income tax provision........................         684               552
                                                    --------          --------

    Net income..................................    $  1,274          $    917
                                                    ========          ========

    Net income per share........................    $    .44          $    .32
                                                    ========          ========

- ---------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Cash Flows for the
- --------------------------------------------------------------------------------
Amounts in thousands                              FIRST TWO QUARTERS
                                               ------------------------
                                                 1996            1995
                                                      (Unaudited)
- --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.............................         $ 1,274         $   917
 Adjustments to reconcile net income to
  net cash flows provided by operating
  activities

  Depreciation and amortization.........             881             816
  Deferred income taxes.................            (120)            132
  Other.................................              --             193
  Changes in operating assets and
   liabilities
   Accounts receivable..................          (1,615)         (3,812)
   Inventories..........................           1,197          (4,354)
   Other current assets.................            (944)         (1,232)
   Accounts payable.....................          (2,713)          2,462
   Other current liabilities............             361            (570)
                                                 -------         -------

  Net cash flows used in operating                (1,679)         (5,448)
   activities...........................         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Equipment and leasehold improvements...            (550)         (1,883)
                                                 -------         -------
    Net cash flows used in investing
    activities..........................            (550)         (1,883)
                                                 -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Revolving credit financing increase, net..        2,232           7,266
 Other, net................................           36              59
                                                  ------          ------
    Net cash flows provided by financing
       activities..........................        2,268           7,325
                                                  ------          ------

Increase (decrease) in cash................           39              (6)
Cash at beginning of period................           39              59
                                                  ------          ------

CASH AT END OF PERIOD......................       $   78          $   53
                                                  ======          ======


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

         In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the second quarter are not necessarily indicative of the results to be expected for the full year. The fiscal quarters ended June 29, 1996 and July 1, 1995.

         Certain prior year amounts have been reclassified to conform with the current year presentation.



NOTE 2 - NET INCOME PER SHARE

         Net income per share of common stock is based on the weighted average number of common shares outstanding (adjusted for dilutive common stock options), which was 2,918,000 shares and 2,902,000 shares in the second quarters of 1996 and 1995, respectively, and 2,914,000 shares and 2,895,000 shares in the first two quarters of 1996 and 1995, respectively.

MOORE MEDICAL CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
  AND FINANCIAL CONDITION


OVERVIEW
- --------

The following table sets forth items included in the Statements of Operations as a percentage of sales for the second quarter and first two quarters of 1996 and 1995, respectively. The table also shows, for each line item, the percentage change in the 1996 periods from the comparable 1995 periods.


                                    SECOND QUARTER         FIRST TWO QUARTERS
                              -------------------------  -----------------------

                                  % of Sales       %       % of Sales       %
                              ---------------- --------  -------------- --------
                                 1996    1995   Change    1996    1995   Change
                              --------  ------ --------  ------  ------ --------

Net sales.....................  100.0%  100.0%     1%     100.0%  100.0%   (1)%
Cost of products sold.........   85.2    85.8      -       85.6    86.3    (2)
                                -----   -----             -----   -----
Gross profit..................   14.8    14.2      5       14.4    13.7     4
Selling, general & admin exp..   12.7    12.2      5       12.4    11.9     3
                                -----   -----             -----   -----
Operating income..............    2.1     2.0      7        2.0     1.8     8
Interest expense, net.........    0.7     1.0    (27)       0.6     0.8   (21)
                                -----   -----             -----   -----
Income before income taxes....    1.4     1.0     42        1.4     1.0    33
Income tax provision..........    0.5     0.4      -        0.5     0.4     -
                                -----   -----             -----   -----
Net income....................    0.9%    0.6%    48%       0.9%    0.6%   39%
                                =====   =====   ====      =====   =====  ====

RESULTS OF OPERATIONS
- ---------------------

SECOND QUARTER
1996 COMPARED WITH 1995
- -----------------------

Net sales of $72.8 million for the second quarter of 1996 increased slightly from the $72.3 million in the same quarter of 1995. Sales of pharmaceuticals decreased and sales of medical/surgical supplies increased. The decreased sales of pharmaceuticals was due both to deflation in prices of generic pharmaceuticals and to competitive pressures in the Company's wholesale markets. Growth in sales to health-care practitioner customers accounted for most of the sales increase in medical/surgical supplies.

The gross margin rate of 14.8% in the second quarter of 1996 was higher than the 14.2% in the same quarter a year earlier. Gross profit dollars increased in the second quarter of 1996 over 5% to $10.8 million. These improvements resulted primarily from the change in sales mix toward medical/surgical supplies, which have a higher gross margin rates than pharmaceuticals.

Selling, general and administrative expenses during the second quarter of 1996 increased 5% from the comparable quarter of 1995. Employee bonuses and employee benefits accounted for a majority of the expense increase.

Interest expense decreases of 27% for the second quarter of 1996 significantly contributed to the earnings improvement. More than half of the interest expense decrease resulted from lower debt levels, achieved primarily through inventory reductions. Lower interest rates, resulting from the Company's new line of credit negotiated in early 1996, also produced a reduction in interest expense.

Net income increased 48% for the second quarter of 1996. The increase in net income was due primarily to lower interest expense and higher operating income.

FIRST TWO QUARTERS
1996 COMPARED WITH 1995
- -----------------------

Net sales of $148.7 million for the first two quarters of 1996 decreased slightly in comparison to the same 1995 period. Sales of pharmaceuticals decreased and sales of medical/surgical supplies increased. The decreased sales of pharmaceuticals was due both to deflation in prices of generic pharmaceuticals and to competitive pressures in the Company's wholesale markets. Growth in sales to health-care practitioner customers accounted for most of the sales increase in medical/surgical supplies.

For the 1996 first half, the gross margin rate of 14.4% was higher than the 13.7% rate in the same period a year earlier. Gross profit dollars increased 4% to $21.4 million. These improvements resulted primarily from the change in sales mix toward medical/surgical supplies, which have higher gross margin rates than pharmaceuticals.

Selling, general and administrative expenses for the first half of 1996 increased 3% compared with the first half of 1995. In the first half of 1995, the Company incurred $330,000 ($.07 per share after taxes) for pre-opening start-up costs in connection with a new distribution center. After eliminating these costs from the 1995 first half for comparability, the 1996 selling, general and administrative expenses increased 5%. Employee bonuses and employee benefits accounted for a majority of the expense increase.

Interest expense in the first half of 1996 decreased 21% from the same period a year ago. Half of the interest expense decrease resulted from lower debt levels, achieved primarily through inventory reductions. Lower interest rates, resulting from the Company's new line of credit negotiated in early 1996, accounted for the remaining reduction in interest expense.

Net income increased 39% for the first half of 1996. The increase in net income was most directly attributable to the one-time expenses in 1995 associated with starting up a new distribution center and the 1996 reduction in interest expense.

FINANCIAL CONDITION
- -------------------

During the first half of 1996, the Company increased its borrowings under its line of credit by $2.2 million to fund $1.7 million of net cash used for operations and $0.5 million of equipment purchases. Uses of cash for operations comprised an accounts receivable increase of $1.6 million due to higher sales in the second quarter of 1996 than for the fourth quarter of 1995; an accounts payable decrease of $2.7 million; and a net increase in prepaid/accrued expenses and other current assets of $0.6 million. Somewhat offsetting these uses of cash were sources of cash from operations consisting of a $1.2 million reduction in inventories, net income of $1.3 million and non-cash items included in net income of $0.7 million.

In January, 1996, the Company entered into a new revolving line of credit financing agreement with a bank. This $45 million secured line of credit extends through December 31, 1998. The facility provides for funding limited by a formula using accounts receivable balances and inventory levels as the primary variables. Interest on loans is charged at the prime rate or, at the option of the Company, at the Eurodollar rate plus a rate in a range of 1% to 2% depending on the financial leverage of the Company. In addition the Company pays a 1/4% commitment fee on the unused line of credit. Substantially all assets of the Company have been pledged as collateral and the agreement contains covenants and restrictions relating to asset protection, financial condition, dividends, investments, acquisitions and certain other matters. Under the prior financing facility that was in effect for 1995, interest on loans was charged at the prime rate plus a 1/4% premium or, at the option of the Company, at LIBOR plus 2 1/2%. As of June 29, 1996, borrowings under the line of credit were $23.9 million and the effective average interest rate for the first half of 1996 was 7.8%.

Management believes that the funding needs of the Company for operating working capital and equipment will continue to be met through income from operations and financing under it's line of credit.

PART II.  OTHER INFORMATION
          -----------------
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            (a) The 1996 Annual Meeting of Shareholders of the Company was held
                May 15, 1996.

            (b) At the Annual Meeting, the following persons were elected directors, with the following number of shares voted for and withheld:

                                             For      Withheld
                                          ---------  ----------

                 Mark E. Karp             2,736,310    36,461
                 Steven Kotler            2,737,310    35,461
                 Robert H. Steele         2,737,385    35,386
                 Peter C. Sutro           2,737,385    35,386
                 Wilmer J. Thomas, Jr.    2,736,085    36,686
                 Dan K. Wassong           2,732,753    40,018


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


MOORE MEDICAL CORP.
(REGISTRANT)



By:    /s/ John A. Murray              By:  /s/ Victor H. Emerson, Jr.
     -------------------------------       ----------------------------
        John A. Murray                         Victor H. Emerson, Jr.
        Vice President - Finance and           Controller and Chief
           Chief Financial Officer               Accounting Officer
        August 9, 1996                         August 9, 1996