Form 10-K405
period 1996-12-28
MOORE MEDICAL CORP
filed 1997-04-14
CIK 74691

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                      1996
                                    FORM 10-K
                                  ANNUAL REPORT

                   For the fiscal year ended December 28, 1996

                        Pursuant To Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

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
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates (i.e. other than identified 10% holders, and holdings attributed to executive officers and directors) of the Registrant as of April 10, 1997 was $16,374,000.

    Number of shares of Common Stock outstanding (exclusive of 321,735 treasury shares) as of April 10, 1997: 2,924,079.
--------------------------------------------------------------------------------

                     Documents Incorporated By Reference
The portions of the registrant's proxy statement for its 1997 Annual Meeting of Shareholders referred to in Part III of this report are incorporated by reference. The exhibit index is located on pages 25-27. Total number of pages in the numbered original (including exhibits) is xx.


                           This is page 1 of xx pages.
================================================================================

ITEM 1.  Business

General

Moore Medical Corp. (the "Company") is a national distributor and marketer of health-care products to almost 100,000 customers in more than twenty customer groups serving health-care needs in diverse business settings. It markets approximately 12,000 pharmaceutical and medical/surgical supply products through direct mail, telesales, and a small field sales force. Most customer orders are processed by telemarketing representatives. The Company fulfills orders from its regional distribution centers in Connecticut, Florida, Illinois, and California and ships orders nationwide by common carriers. Its business is in its fifty-first year of operation.

Recent Developments

On April 2, 1997, the Company announced that it had decided to exit various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department due to the highly competitive nature of the business, the complexity of contractual price compliance regulations and related administrative burdens, and to take a charge to earnings for certain estimated liabilities for contract price deficiencies and associated costs and additional 1996 costs related to the decision to exit the supply contracts. The total estimated charge is $4.0 million ($.90 per share) and has been recorded in the fourth quarter of 1996. See Notes 2 and 9 to the financial statements. The ultimate adjustment may vary from the estimated amount and is subject to negotiations with the government agencies and in the opinion of management will not have a material adverse effect on the financial position or liquidity of the Company, but could have a material effect on the results of operations and cash flow in a given year. The Company anticipates an additional charge to earnings, estimated at approximately $800,000 in the first half of 1997 relating to these contracts.

The Company also announced on April 2,1997 that its Board of Directors had initiated a process to explore alternatives for enhancing shareholder value, including joint ventures or a possible sale of all or part of the Company, giving due consideration to the interests of the Company's shareholders, employees, customers and other constituencies. The Board of Directors authorized the engagement of the investment banking firm of Schroder Wertheim & Co. Incorporated to act as advisor to the Company regarding the process.

Revenues from sales of generic pharmaceuticals decreased significantly in 1996 from 1995 due to an industry-wide drop in prices. Management estimates that the generic price deflation increased the 1996 loss by at least $1.2 million ($.41 per share).

The Company enlarged its sales staff in 1996, continuing management's strategy to increase sales through more personal contact with customers in the more profitable areas of its business. The hiring and training occurred mostly during the fourth quarter.

In January 1996, the Company entered into a new revolving credit agreement that, as amended, provides a $35 million revolving line of credit through December 1999.

Distribution of Health-care Products

Health-care product distributors, by selling a very wide range of products purchased from many manufacturers, economically move products from the manufacturers' large, but narrow, product inventories to the smaller volume, but much more varied, product selections required by health-care providers. Customers find it efficient and convenient to rely on the availability from distributors of thousands of different products, manufactured by hundreds of independent manufacturers, offered at competitive prices, with prompt delivery and a variety of other services.

Products

The Company distributes approximately 12,000 brand-name and generic pharmaceutical and medical/surgical products. The Company's sales of generic pharmaceuticals declined in 1996 due to the products' price deflation, after increasing for several years, while sales of medical/surgical supplies have increased for several years, including 1996. The Company purchases all its products, primarily directly from manufacturers, and does not manufacture any product. Although most of its products are consumables and disposables, the Company also sells some small-dollar medical/surgical equipment. The brand-name pharmaceuticals offered generally consist of a selection of the faster moving items and sizes. The Company markets a full line of generic pharmaceuticals under its H. L. Moore(TM) and Valumed(R) labels. It also carries an extensive selection of medical/surgical supplies, including diagnostic tests, disposables, instruments, and related equipment and supplies. Some of these products are sold under the Moore(TM) brand name.

The following table shows net sales and the percentages of total sales for each major product category for the past three years:


Dollars in thousands                          1996        1995          1994
--------------------                          ----        ----          ----
Brand-name pharmaceuticals                 $128,549      $129,075    $130,067
                                              44.9%         44.7%       47.9%

Generic pharmaceuticals                    $ 79,069      $ 91,010    $ 85,178
                                              27.6%         31.5%       31.3%

Medical/surgical supplies                  $ 78,731      $ 68,977    $ 56,554
                                              27.5%         23.9%       20.8%


Customers

The Company's approximately 100,000 customers operate in over twenty health-care business groupings, generally aligned into two broad categories: (1) health-care practitioners, and (2) wholesale customers. Most of the Company's medical/surgical supplies sales are to health-care practitioners, while most of its pharmaceutical sales are to wholesale customers. Although sales to wholesale customers are responsible for most of the Company's revenues, sales to practitioners are responsible for most of its gross profit. Sales to health-care practitioners have increased substantially during the past several years.

Health-care practitioners typically use the Company's products in non-hospital settings. In this customer category, its most significant customer groups are emergency medical services, medical/surgical dealers, occupational health practitioners, physicians, podiatrists, school health-care staffs, and surgeons. In the wholesale category, the Company's most significant customer groups are re-sellers -- such as independent pharmacies, mail order prescription providers, nursing home prescription providers, pharmaceutical wholesalers and pharmacy chains -- and state and federal government facilities. Pharmacy businesses have been undergoing consolidation for several years. The Company's ten largest customers are wholesale customers, and they accounted for approximately 20% of 1996's total sales. No customer accounted for 10% or more of sales during the year. While the Company is not dependent on any single customer, the loss of its largest customer, or a few of its larger customers, could materially reduce its future earnings.

Marketing Methods and Distribution System

The Company markets nationally to existing and prospective customers on a business-to-business basis through direct mail, telesales, and a small field sales force. Catalogs and other product literature are designed by the Company's in-house advertising department with different products featured for targeted customer groups. They are regularly mailed to health-care practitioners and most wholesale customers. Mailings to prospective customers use mailing lists and those to current customers are based on buying patterns. In 1996, the Company was the first in its industry to offer CD-ROM electronic catalogs.

The Company's telesales representatives specialize in one or more customer groups, and they are trained on product features and sales techniques to effectively promote sales, process orders, respond to customer inquiries, and sell products. While most receive customer orders through customer-initiated toll-free calls, some of the Company's telesales representatives make outbound calls to solicit sales. An advanced phone system supports each telesales representative, and each is equipped with a computer terminal. A small number of field sales representatives build relationships and negotiate sales terms with the Company's larger customers who place orders through telesales representatives, facsimile terminals, and electronic data interchange (EDI).

The Company fulfills orders from its regional distribution centers in Connecticut, Florida, Illinois, and California. Customer orders are directed by its computer systems from telesales to the distribution center closest to the customer. There, orders are picked, packed, and shipped to customers by common carriers. The Company's marketing, sales, distribution, and purchasing processes are information intensive, making its computer systems essential to efficient operations.

Suppliers

The Company distributes the products of approximately 725 manufacturers, including most brand-name pharmaceutical manufacturers and a representative selection of manufacturers of generic drugs and medical/surgical products.

A comparatively small number of pharmaceutical manufacturers account for a large share of the Company's purchases. Its largest suppliers of brand-name pharmaceuticals in 1996 were Astra Merck, Bristol-Myers Squibb, Glaxo, JOM Pharmaceuticals, Pfizer, and Schering Laboratories. The Company's largest suppliers of generic pharmaceuticals in 1996 were Barr Laboratories, Sidmak Laboratories, Watson Laboratories, and Zenith Laboratories. Management believes the Company is a significant customer of many of its generic pharmaceutical suppliers. It has several competing sources for generic pharmaceuticals and medical/surgical supplies, and it is not dependent on any single supplier. The Company does not have any significant long-term purchase commitments with its suppliers, nor does it have any exclusive rights for a territorial area.

Competition

Generally, the Company competes with other distributors on price, delivery speed, breadth of product lines, order completion rates, and other customer service factors.

In the Company's wholesale markets, the Company competes with national and regional distributors, direct-selling manufacturers, specialty distributors, and other mail order catalogers. Many of these competitors are larger and have greater resources than the Company. Based on a National Wholesale Druggists' Association report on the domestic wholesale drug distribution market, the Company's sales volume accounts for less than 1% of the market, while the five largest wholesale drug distributors account for more than 75% of the market. Most of the Company's wholesale customers use one of the five large distributors as their primary distributor or buy directly from manufacturers. The Company serves these customers as a secondary supplier on selected brand-name pharmaceuticals and medical/surgical supplies, principally by offering favorable prices. For the Company's full line of generic pharmaceuticals, the Company also offers favorable prices and it is a primary supplier of these products to some of its customers. In the generic pharmaceuticals area, the Company also competes by providing a single source of supply for a broad product line, product consistency, and administrative efficiencies in tracking regulatory product drug control numbers.

Competition in the Company's health-care practitioner markets is highly fragmented. In most of these markets, competitors are largely regional and local distributors and other mail order catalogers. The strongest competitors in each market area generally compete with the Company in only one or a few of its market areas. In most of these markets, the Company offers a broad selection of products, including pharmaceuticals, which few competitors offer. The Company also competes by offering favorable prices, particularly on Moore(TM) brand medical/surgical products and on generic drugs. In addition, the Company provides delivery within one or two days of order placement on an estimated 90% of orders in the continental U.S., high order completion rates, technical support, and easy-to-use catalogs and ordering procedures.

Regulation

Pharmaceutical distribution is subject to regulation by federal, state, and local governmental agencies. The Company is licensed to distribute pharmaceutical products and certain controlled substances. Its operating and security practices must comply with statutes and regulations of the U. S. Food and Drug Administration, the federal Drug Enforcement Agency, and state boards of pharmacy and health. The Company believes that it is in material compliance with the applicable statutes and regulations.

Employees

As of December 28, 1996, the Company had 424 full-time employees and 54 part-time employees. Of the full-time employees, 189 worked in its sales and marketing operations.

ITEM 2.  Properties

The Company owns no real property and it leases all its operating facilities. Its distribution centers are located in New Britain, Connecticut (92,000 square feet), Jacksonville, Florida (60,000 square feet), Lemont, Illinois (44,000 square feet), and Visalia, California (51,000 square feet). The Jacksonville, Visalia, and Lemont facilities have been constructed within the last seven years and are well equipped and laid out for operating efficiencies. The older New Britain facility is well equipped and maintained but less favorably arranged for operating efficiencies. Management considers all of the distribution centers to be in satisfactory condition.

The Company's main offices are located in an industrial park in New Britain, Connecticut, where it occupies three buildings (44,000 square feet) adjacent to its main distribution center in a campus-like setting. In these offices, the business functions of telesales, marketing, purchasing, information services, finance, and administration are performed. Office space is adequate for the Company's present needs but is approaching full occupancy. Additional space is planned for 1997.

ITEM 3.  Legal Proceedings

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders during the fiscal fourth quarter of 1996.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is listed on the American Stock Exchange (trading symbol "MMD"). The following sets forth, for each quarter since the beginning of 1995, the high and low sale prices of the common stock on the American Stock Exchange Composite Tape.

                                                              1996                                     1995
                                              -------------------------------            ---------------------------------
Quarters:                                           High            Low                       High             Low
                                                    ----            ---                       ----             ---
First..................................           $ 12 1/2        $ 9 5/8                    $ 13 1/8        $  9 1/2
Second.................................             14             10 3/8                      12 3/4          10 1/8
Third..................................             12 3/8          9 5/8                      13 3/8           9 3/4
Fourth.................................             11 1/8          9 1/8                      12               8 1/2


The high and low sale prices of the common stock on April 10, 1997 were $10 1/2 and $10 3/8 respectively. The estimated number of holders (including estimated beneficial holders) of the Company's common stock as of April 10, 1997 was approximately 2,500.

The Company has paid no cash dividends and has no plans to do so in the foreseeable future. Its loan agreement contains restrictions on dividend payments.

ITEM 6.  Selected Financial Data


 -----------------------------------------------------------------------------------------------------------------------------------

 Amounts in thousands, except per share data          1996             1995              1994              1993             1992
 -----------------------------------------------------------------------------------------------------------------------------------

 SUMMARY OF OPERATIONS

 Net sales                                           $286,349         $289,062          $271,799         $275,722          $278,450

 Cost of products sold                                243,949          247,556           232,795          239,501           243,857
                                                     --------        ---------          --------         --------          --------

 Gross profit                                          42,400           41,506            39,004           36,221            34,593

 Selling, general and
      administrative expenses                          41,481          35,410             31,553           28,618            28,095
                                                     --------        ---------          --------         --------          --------

 Operating income                                         919            6,096             7,451            7,603             6,498

 Interest expense, net                                  1,813            2,609             2,042            2,688             2,923
                                                     --------        ---------          --------         --------          --------

 Income (loss) before income taxes                      (894)            3,487             5,409            4,915             3,575

 Income tax provision (benefit)                         (329)            1,168             1,896            1,796             1,282
                                                     --------        ---------          --------         --------          --------

 Net income (loss)                                  $   (565)        $   2,319         $   3,513        $   3,119         $   2,293
                                                    =========        =========         =========        =========         =========

 Net income (loss) per share                        $   (.19)        $    0.80        $     1.21       $     1.08         $     .80
                                                    =========        =========        ==========       ==========       ===========



 Weighted average shares outstanding                    2,921            2,900             2,908            2,887             2,859
                                                    =========        =========        ==========       ==========       ===========

 BALANCE SHEET DATA

 Working capital                                     $ 42,985         $ 41,816          $ 42,029         $ 42,107          $ 12,223
                                                     ========         ========          ========         ========          ========

 Total assets                                        $ 81,541         $ 75,363          $ 75,477         $ 73,483          $ 79,011
                                                     ========         ========          ========         ========          ========

 Debt                                                $ 22,726         $ 21,672          $ 23,798         $ 27,183          $ 28,567
                                                     ========         ========          ========         ========          ========

 Shareholders' equity                                $ 25,376         $ 25,856          $ 23,309         $ 19,741          $ 16,594
                                                     ========         ========          ========         ========          ========

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

The following table sets forth items included in the Statements of Operations as a percentage of net sales for the fiscal years indicated.

                                                                                      % of Net Sales

                                                              ----------------------------------------------------------------
                                                                      1996                  1995                   1994
                                                                      ----                  ----                   ----
Net sales                                                             100.0%                100.0%                100.0%
Cost of products sold                                                  85.2                  85.6                  85.7
                                                                    -------               -------               -------
Gross profit                                                           14.8                  14.4                  14.3
Selling, general & administrative expenses                             14.5                  12.3                  11.6
                                                                    -------               -------               -------
Operating income                                                        0.3                   2.1                   2.7
Interest expense, net                                                   0.6                   0.9                   0.7
                                                                    --------              --------              --------
Income (loss) before income taxes                                      (0.3)                  1.2                   2.0
Income tax provision (benefit)                                         (0.1)                  0.4                   0.7
                                                                   ---------              --------              --------
Net income (loss)                                                      (0.2)%                0 .8%                  1.3%
                                                                   ==========            =========              ========

Results of Operations

1996 Compared with 1995

Net sales of $286.3 million decreased 1% from 1995. Sales of medical/surgical supplies increased 14% in 1996 to $78.7 million. Growth in sales to health-care practitioner customers accounted for most of the sales increase in medical/surgical supplies. Brand-name pharmaceutical sales were essentially the same in both years. Dollar sales volume of generic pharmaceuticals decreased 13% in 1996 due to a significant industry-wide deflation in prices.

Gross profit increased approximately 2% to $42.4 million in 1996. Gross profit benefited significantly from the increased sales of medical/surgical supplies, which have higher gross margin rates than pharmaceuticals. Management estimates that gross profit was reduced by at least $2.0 million in 1996 versus 1995 as a result of the significant drop in prices of generic pharmaceuticals from the prior year. Overall, the gross margin rate for 1996 was 14.8%, an increase from 14.4% in 1995. The Company's sales prices generally reflect changes in product acquisition costs, and, therefore, the effects of inflation and deflation on the gross profit margin rate is not significant.

Selling, general and administrative expenses for the year 1996 increased $6.1 million, or 17%. In the fourth quarter of 1996, the Company recorded $4.0 million of charges related to various government supply contracts. (See Notes 2 and 9 to the financial statements.) Higher freight expense in 1996 also contributed to the increase in selling, general and administrative expenses for the year and fourth quarter. Selling, general and administrative expenses were also higher for the fourth quarter of 1996 due to the hiring and training of additional sales personnel.

Operating income in 1996 decreased from 1995, primarily due to the $4.0 million of charges related to government contracts and the significant deflation in prices of generic pharmaceuticals.

Interest expense decreased 31% in 1996. Approximately two thirds of the decrease resulted from lower debt levels, achieved primarily through inventory reductions. The inventory reductions were attributable, in part, to deflation of generic pharmaceuticals and the planned shift in product mix from pharmaceuticals toward medical/surgical supplies. Lower interest rates from the new line of credit established in early 1996 also reduced interest expense.

The effective income tax benefit rate was 36.8%, which varies from the federal statutory rate due primarily to reductions of tax valuation allowances and to minimum state income taxes. Management estimates the 1997 effective income tax rate will be approximately 36%.

The net loss for 1996 was primarily attributable to the $4.0 million ($.90 per share) of charges related to government supply contracts. The price deflation in generic pharmaceuticals also negatively affected 1996 net income by at least an estimated $1.2 million ($.41 per share).

1995 Compared with 1994

Net sales of $289.1 million increased 6% from 1994. Generic pharmaceutical sales increased 7% in 1995 while sales of brand-name pharmaceuticals decreased 1%. Sales of medical/surgical supplies increased 22% in 1995 to $69.0 million. The Company's change in the product mix of sales continued, as planned, to be toward medical/surgical supplies and generic pharmaceuticals and away from brand-name pharmaceuticals.

Gross profit increased 6% to $41.5 million in 1995. Gross profit benefited significantly from the increased sales of medical/surgical supplies, which have higher gross margin rates than pharmaceuticals. Partially offsetting this benefit were decreases in gross profit on both brand-name and generic pharmaceuticals as a result of continuing competitive pressures on pharmaceuticals throughout 1995. Overall, the Company ended 1995 with a gross margin rate of 14.4%, which was comparable to the prior year's rate. The Company's sales prices generally reflect changes in product acquisition cost, and, therefore, the effects of inflation and deflation on the gross profit margin rate is not significant.

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

Financial Condition

During 1996, the financial condition of the Company declined slightly from 1995 due primarily to the net loss for the year. Shareholders' equity decreased 2%. Net additional borrowings of $1.1 million and net cash provided by operating activities of $0.1 million were used for capital expenditures, mostly to enhance information systems and to expand office space for sales personnel. Operating activities generated cash sources of $2.4 million from an increase in accounts payable, $3.3 million from an increase in other current liabilities, $0.6 million from a decrease in other current assets and $0.1 million from net non-cash elements of earnings. The cash sources were used to fund a $2.9 million increase in inventories, a $2.9 million increase in accounts receivable, and the $0.6 million net loss from operations. The increase in inventories is attributable to inventory position buying of brand-name pharmaceuticals at the end of 1996. The increase in accounts receivable resulted from higher sales in the fourth quarter of 1996 compared with the prior year, and an increase in the number of day's sales outstanding represented by the accounts receivable balance. The increase in other current liabilities resulted primarily from the reserves relating to government supply contracts. (See Note 9 to the financial statements.) In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or its liquidty. Although management believes the reserve is sufficient, it is possible the final resolution could exceed such reserve and could have a material impact on the statement of operations and cash flow in a future period.

In January, 1996, the Company entered into a new financing agreement with a bank. As amended, this agreement provides a $35 million revolving line of credit through December, 1999. The facility provides for funding limited by a formula using accounts receivable balances and inventory levels as the primary variables. Interest on loans is charged at the prime rate or, at the option of the Company, at the Eurodollar rate plus a rate in a range of 1% to 2% depending on the financial leverage of the Company. In addition, the Company pays a 1/4% commitment fee on the unused line of credit. Substantially all assets of the Company have been pledged as collateral and the agreement contains covenants and restrictions relating to asset protection, financial condition, dividends, investments, acquisitions and certain other matters. At December 28, 1996 and March 29, 1997, the Company was not in compliance with various financial covenants under the agreement. The Company has received waivers from the bank regarding these financial covenants. Under a prior financing facility that was in effect for 1995, interest on loans was charged at the prime rate plus a 1/4% premium or, at the option of the Company, at LIBOR plus 2 1/2%. The Company has purchased two interest rate caps, a form of derivative, which are used to reduce the potential impact of increases in interest rates on floating-rate debt. The Company does not use derivatives for trading purposes. (See also Note 5 to the financial statements.)

Management believes that the funding needs of the Company for operating working capital and equipment purchases will continue to be met through income from operations and financing under its line of credit. Capital expenditures for 1997 are expected to be between $1.5 million and $2.0 million.

ITEM 8.  Financial Statements and Supplementary Data



                               MOORE MEDICAL CORP.


                          INDEX TO FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULES


                                                                                 Page No.
                                                                                 --------
Report of Independent Accountants                                                   12

Balance Sheets at the end of years 1996 and 1995                                    13

Statements of Operations for the years 1996, 1995 and 1994                          14

Statements of Cash Flows for the years 1996, 1995 and 1994                          15

Notes to Financial Statements                                                     16 - 23

Financial Statement Schedule VIII - Valuation and Qualifying Accounts
  for the years ended 1996, 1995 and 1994.                                          29

REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders of  Moore Medical Corp.



In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Moore Medical Corp. at December 28, 1996 and December 30, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP



April 14, 1997
Hartford, Connecticut

MOORE MEDICAL CORP.

Balance Sheets at End of Years
----------------------------------------------------------------------------------------------------------------------

Amounts in thousands                                                              1996                    1995
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
      Cash.............................................................        $      16                $      39
      Accounts receivable, less allowances
            of $626 and $734...........................................           25,761                   22,890
      Inventories......................................................           43,828                   40,897
      Prepaid expenses and other current assets .......................            4,117                    4,759
      Deferred income taxes ...........................................            2,356                      619
                                                                               ---------                ---------
           Total Current Assets........................................           76,078                   69,204
                                                                               ---------                ---------
Noncurrent Assets
      Equipment and leasehold improvements, net .......................            4,411                    4,937
      Other assets.....................................................            1,052                    1,222
                                                                               ---------                ---------
           Total Noncurrent Assets ....................................            5,463                    6,159
                                                                               ---------                ---------
                                                                               $  81,541                $  75,363
                                                                               =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable.................................................        $  27,071                $  24,699
      Accrued expenses.................................................            6,022                    2,689
                                                                               ---------                ---------
           Total Current Liabilities...................................           33,093                   27,388
                                                                               ---------                ---------

Deferred Income Taxes .................................................              346                      447

Revolving Credit Financing ............................................           22,726                   21,672

Commitments and Contingencies

Shareholders' Equity
      Preferred stock, no shares outstanding ..........................                -                        -
      Common stock-$.01 par value;
        5,000 shares authorized; 3,246 shares issued ..................               32                       32
      Capital in excess of par value ..................................           21,692                   21,680
      Retained earnings................................................            6,709                    7,274
                                                                               ---------                ---------
                                                                                  28,433                   28,986
      Less treasury shares, at cost, 343 and 352 shares................         (  3,057)                 ( 3,130)
                                                                               ---------                ---------
           Total Shareholders' Equity .................................           25,376                   25,856
                                                                               ---------                ---------
                                                                               $  81,541                $  75,363
                                                                               =========                =========

----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


Statements of Operations for the Years

------------------------------------------------------------------------------------------------------------------------------------


Amounts in thousands, except per share data                                             1996              1995              1994
------------------------------------------------------------------------------------------------------------------------------------

Net sales..................................................................              $286,349          $289,062         $271,799


Cost of products sold......................................................               243,949           247,556          232,795
                                                                                        ---------        ----------        ---------


Gross profit...............................................................                42,400            41,506           39,004


Selling, general and administrative expenses...............................                41,481            35,410           31,553
                                                                                        ---------        ----------        ---------


Operating income...........................................................                   919             6,096            7,451


Interest expense, net......................................................                 1,813             2,609            2,042
                                                                                        ---------        ----------        ---------


Income  (loss) before income taxes.........................................                 (894)             3,487            5,409


Income tax provision (benefit) ............................................                 (329)             1,168            1,896
                                                                                        ---------        ----------        ---------


Net income (loss)..........................................................             $   (565)        $    2,319        $   3,513
                                                                                        =========        ==========        =========



Net income (loss) per share................................................             $   (.19)        $     0.80        $    1.21
                                                                                        =========        ==========        =========


------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Cash Flows for the Years

----------------------------------------------------------------------------------------------------------------------------------

Amounts in thousands                                                       1996                   1995                 1994
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income (loss)..............................................        $    (565)              $   2,319              $   3,513
Adjustments to reconcile net income (loss) to net cash.........
flow provided by operating activities:
      Depreciation and amortization ...........................            1,675                   1,670                  1,562
      Deferred income taxes ...................................           (1,838)                    328                    822
      Other....................................................              288                     (54)                  (341)
      Changes in operating assets and liabilities
           Accounts receivable ................................           (2,871)                 (1,737)                  (117)
           Inventories.........................................           (2,931)                  2,263                 (1,216)
           Other current assets ...............................              642                     (50)                  (928)
           Accounts payable ...................................            2,372                     167                  1,992
           Other current liabilities ..........................            3,333                    (625)                  (325)
                                                                       ---------               ---------              ---------
      Net cash flows provided by operating activities .........              105                   4,281                  4,962
                                                                       ---------               ---------              ---------

Cash Flows From Investing Activities
Equipment and leasehold improvements acquired..................           (1,182)                 (2,175)                (1,571)
                                                                       ---------               ---------              ---------
Cash Flows From Financing Activities
Revolving credit financing increase (decrease), net............            1,054                  (2,126)                (3,385)
                                                                       ---------               ---------              ---------
(Decrease) increase in cash....................................              (23)                    (20)                     6
Cash at the beginning of year..................................               39                      59                     53
                                                                       ---------               ---------              ---------
Cash At End Of Year............................................        $      16               $      39              $      59
                                                                       =========               =========              =========
----------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

General - The Company is a national distributor and marketer of health-care products. The Company sells and distributes health-care products to over twenty targeted customer groups serving health-care needs in various business settings. Its health-care products comprise approximately 12,000 items consisting of pharmaceuticals and medical/surgical supplies. It sells to approximately 100,000 customers who are typically either professional health-care practitioners or wholesale customers purchasing products for resale. The Company sells through direct mail, telesales, and a small field sales force. Most customer orders are processed by telesales representatives. The Company fulfills orders, nation-wide, from four regional distribution centers located in Connecticut, Florida, Illinois and California and ships orders by common carriers.

Fiscal Year - The Company's fiscal year ends on the Saturday closest to December
31. The fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 and comprised 52 weeks each.

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

Sales Recognition Policy and Customers - Sales are recorded upon shipment of products to customers. While the Company is not dependent on any single customer, the loss of its largest customer, or a few of its largest customers, could materially reduce the Company's future earnings. Accounts receivable have been reduced by estimated amounts for allowances related to future charges for uncollected accounts, product returns and customer rebates.

Advertising - The cost of direct response catalog advertising is deferred and amortized over the expected revenues. Direct response catalog advertising consists primarily of catalog production expenses. Catalogs are effective for varying time periods but the largest catalogs are generally effective for less than a year. At December 28, 1996 and December 30, 1995, $460,000 and $534,000, respectively, of direct response catalog advertising expenses were deferred. Catalog advertising expense totaled $2,983,000, $3,150,000 and $2,676,000 in 1996, 1995 and 1994, respectively.

Income Taxes - The liability method is used to calculate deferred income taxes. Under this method, deferred income tax assets and liabilities are recognized on temporary differences between the financial statement and tax bases of assets and liabilities, using applicable tax rates, and on tax carryforwards.

Net Income Per Share - Net income per share of common stock is based on the weighted average number of common shares outstanding, adjusted for dilutive common stock options (2,921,000 shares in 1996, 2,900,000 shares in 1995 and 2,908,000 shares in 1994).

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

Note 2 - Business Developments

On April 2, 1997, the Company announced that its Board of Directors had initiated a process to explore alternatives for enhancing shareholder value, including joint ventures or a possible sale of all or part of the Company, giving due consideration to the interests of the Company's shareholders, employees, customers and other constituencies. The Board of Directors authorized the engagement of the investment banking firm of Schroder Wertheim & Co. Incorporated to act as advisor to the Company regarding the process. The President and CEO of this investment banking firm is a director of the Company.

Also on April 2, 1997, the Company announced that it had decided to exit various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department due to the highly competitive nature of the business, the complexity of contractual price compliance regulations and related administrative burdens. In addition to the estimated liability relating to the supply contracts discussed in Note 9 - Commitments and Contingencies, the Company recorded a charge of $200,000 in 1996, relating to the impact of this decision on various December 28, 1996 balance sheet amounts. The Company anticipates an additional charge of approximately $500,000 to earnings in 1997 relating to the decision to exit these contracts.

Note 3 - Income Taxes

The income tax provision consists of the following:

------------------------------------------------------------------------------------------
  Amounts in thousands                         1996             1995             1994
------------------------------------------------------------------------------------------
Current
    Federal                                 $  1,421         $    797         $    945
    State                                         88               43              129
                                            --------         --------         --------
       Total current                           1,509              840            1,074
                                            --------         --------         --------
Deferred                                      (1,838)             328              822
                                            --------         --------         --------
       Total provision (benefit)            $   (329)        $  1,168         $  1,896
                                            ========         ========         ========

A reconciliation of the statutory federal income tax rate and the effective income tax rate as a percentage of pretax income is as follows:

---------------------------------------------------------------------------------------------------
                                                        1996             1995             1994
---------------------------------------------------------------------------------------------------

Statutory federal income tax rate                     (34.0)%           34.0 %           34.0 %
State income taxes, net of federal tax benefit         11.6              2.4              4.1
Valuation allowance                                   (16.8)            (2.2)            (1.9)
Other - net                                             2.4             (0.7)            (1.1)
                                                  ---------        ---------        ---------
Effective income tax rate                             (36.8)%           33.5 %           35.1 %
                                                  =========        =========        =========

Deferred income tax assets and liabilities at the end of each year consist of the tax effects of temporary differences related to the following:

-----------------------------------------------------------------------------------------
Amounts in thousands                                         1996               1995
-----------------------------------------------------------------------------------------
Allowance for doubtful accounts                          $      274        $      190
Inventories                                                     954               722
Accrued expenses                                              1,393                47
Tax carryforwards                                                 -               165
Other                                                            56                 -
                                                         ----------        ----------
      Deferred Tax Assets                                     2,677             1,124
                                                         ----------        ----------

Accumulated depreciation                                       (162)             (187)
Prepaid pension expense                                        (351)             (298)
Catalog advertising                                            (154)             (182)
Other                                                             -              (135)
                                                         ----------        ----------
      Deferred Tax Liabilities                                 (667)             (802)
                                                         ----------        ----------
      Valuation Allowance                                         -              (150)
                                                         ----------        ----------
                                                         $   (2,010)       $      172
                                                         ==========        ==========

Income tax payments totaled $1,762,000, $742,000 and $1,494,000 in 1996, 1995 and 1994, respectively.

Note 4 - Equipment and Leasehold Improvements

Equipment, leasehold improvements and accumulated depreciation are summarized as follows:

---------------------------------------------------------------------------------------------
Amounts in thousands                                         1996               1995
---------------------------------------------------------------------------------------------
Equipment                                                $   11,112          $   11,206
Leasehold improvements                                        3,098               2,736
                                                         ----------          ----------
                                                             14,210              13,942
Less accumulated depreciation                                (9,799)             (9,005)
                                                         ----------          ----------
                                                         $    4,411          $    4,937
                                                         ==========          ==========

Note 5 - Revolving Credit Financing

The Company has a bank financing agreement which provides a $35 million revolving line of credit through December 31, 1999. The facility provides for funding limited by a formula using accounts receivable balances and inventory levels as the primary variables. Interest on loans is charged at the prime rate or, at the option of the Company, at the Eurodollar rate plus a rate in a range of 1% to 2% depending on the financial leverage of the Company. In addition the Company pays a 1/4% commitment fee on the unused line of credit. Substantially all assets of the Company have been pledged as collateral and the agreement contains covenants and restrictions relating to asset protection, financial condition, dividends, investments, acquisitions and certain other matters. At December 28, 1996 and March 29, 1997, the Company was not in compliance with various financial covenants under the agreement. The Company has received waivers from the bank regarding these financial covenants. The fair value of the revolving credit debt as of December 28, 1996 approximated its reported balance because the debt agreement was cancelable and renegotiable at any time at the sole option of the Company and interest rates were based on short-term variable rates.

----------------------------------------------------------------------------------------------------------------------------
Amounts in thousands                                                      1996                 1995               1994
----------------------------------------------------------------------------------------------------------------------------
Borrowings
    Average                                                              $23,798           $29,777             $28,455
    Maximum                                                              $28,849           $38,415             $36,571

Weighted daily average interest rate
    For the year                                                            7.6%               8.8%                7.3%
    At year end                                                             7.6%               8.5%                8.6%

Cash payments for interest on revolving credit financing totaled $1,893,000, $2,634,000 and $2,022,000 in 1996, 1995 and 1994, respectively.

Interest rate caps, a form of derivatives, are used to reduce the potential impact of increases in interest rates on floating-rate debt. The Company does not use derivatives for trading purposes. In December, 1993, the Company purchased a five-year, $10 million, 5.5% LIBOR cap and in January, 1996, it purchased a three-year, $5 million, 7.0% LIBOR cap. Purchase prices are deferred (included in "Other assets") and amortized to interest expense over the terms of the caps and proceeds from these instruments, if any, are credited to interest expense when earned. The unamortized cost of the interest rate caps approximates fair value.

Note 6 - Retirement Plans

All employees meeting eligibility requirements participate in the Company's defined benefit pension plan under which pension benefits are based on the employee's highest consecutive five year average annual compensation. The Company's funding policy is to comply with the minimum funding requirements set by the Employee Retirement Income Security Act of 1974 (ERISA).

The components of net pension expense are as follows:

-------------------------------------------------------------------------------------------------------------------------
Amounts in thousands                                                            1996             1995           1994
-------------------------------------------------------------------------------------------------------------------------
Service cost - benefits earned during the year                                  $ 418          $  395         $  405
Interest cost on projected benefit obligation                                     284             250            273
Actual return on assets                                                          (501)           (625)           (77)
Net amortization and deferral                                                     185             367            (96)
                                                                                -----          ------         ------
                                                                                $ 386          $  387         $  505
                                                                                =====          ======         ======

The funded status and balance sheet amounts at the end of each year are as follows:

-------------------------------------------------------------------------------------------------------------------------
Amounts in thousands                                                           1996            1995            1994
-------------------------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated benefit obligation
   including vested benefits of $2,228, $2,169 and $2,021                     $2,420          $2,296         $ 2,125
                                                                              ======          ======         =======
Actuarial present value of projected benefit
   obligation for services to date                                            $3,326          $3,781         $ 3,327
Plan assets at fair value                                                      4,370           3,700           3,063
                                                                              ------          ------         -------
Plan assets more (less) than projected benefit obligation                      1,044             (81)           (264)
Unrecognized prior service cost                                                   50              54              59
Unamortized loss at transition                                                    49              62              74
Unrecognized net (gain) loss                                                    (111)            840             793
                                                                              ------          ------         -------
Prepaid pension expense included in the balance sheet                         $1,032          $  875         $   662
                                                                              ======          ======         =======

The present value of the projected benefit obligation was determined using a discount rate of 7.5% in 1996 and 1995, and 8.0% in 1994. The present value of the projected benefit obligation is based on actuarial assumptions and on estimates, including an assumed discount rate which may change in the future and significantly affect the amount of this obligation. The effect of changes in the discount rate has been to increase(decrease) this obligation by $390,000 and ($780,000) in 1995 and 1994, respectively. In 1996, the employee turnover assumption used to calculate the actuarial present value of the projected benefit obligation, was changed to more accurately reflect actual employee turnover. The effect of this change in assumption was to decrease the actuarial present value of the projected benefit obligation by $671,000.

The compensation rate increase assumption for all years was 5%. The assumed long-term rate of return on plan assets, which consist primarily of investments in various marketable securities, was 9% for all years presented.

In addition to the pension plan, the Company has a 401(k) defined contribution retirement plan available to employees meeting eligibility requirements. This plan provides for Company contributions of up to 3% of employees' compensation plus additional Company contributions to partially match employee contributions. Plan expense for the years 1996, 1995 and 1994 amounted to $588,000, $537,000 and $437,000, respectively.

Note 7 - Shareholders' Equity

At December 28, 1996, the Company had three classes of preferred stock: Class A Cumulative Convertible, $5.00 par value, 200,000 shares authorized; Class B Cumulative Convertible, $10.00 par value, 70,002 shares authorized; and Class C, $1.00 par value, 1,000,000 shares authorized of which 35,000 shares have been designated as a Series I Junior Participating Preferred Stock.

Changes in Shareholders' Equity for the three years ended December 28, 1996 are as follows:

-------------------------------------------------------------------------------------------------------------------
                                       Common Stock
                                      $.01 par value        Capital
                                  ---------------------    in Excess                        Treasury Stock
                                    Shares       Par         of Par        Retained    -------------------------
Amounts in thousands                Issued      Value        Value         Earnings      Shares         Cost
-------------------------------------------------------------------------------------------------------------------
1994
    Beginning Balance                 3,246   $   32         $21,769       $ 1,442       (395)        $(3,502)
    Net income                                                               3,513
    Stock options/stock
       compensation                                                3                        7              52
                                      -----   ------         -------       -------        ---         -------

    Ending balance                    3,246       32          21,772         4,955       (388)         (3,450)

1995
    Net income                                                               2,319
    Stock options/stock
       compensation                                              (92)                      36             320
                                      -----   ------         -------       -------        ---         -------

    Ending balance                    3,246       32          21,680         7,274       (352)         (3,130)

1996
    Net income (loss)                                                         (565)
    Stock options/stock
       compensation                                               12                        9              73
                                      -----   ------         -------       -------        ---         -------

    Ending Balance                    3,246   $   32         $21,692       $ 6,709       (343)        $(3,057)
                                      =====   ======         =======       =======        ===         =======

In 1989, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one Preferred Stock Purchase Right (the "Rights") for each outstanding share of common stock. The Rights will become exercisable, with certain exceptions, only if a party acquires 15% or more of the Company's common stock or announces an offer to acquire 30% or more. When exercisable, with some exceptions, each Right will entitle its holder (other than the party acquiring 15% or more or offering to acquire 30% or more of the common stock) to buy one one-hundredth of a share of a Series I Junior Participating Preferred Stock at a purchase price of $75.00. Upon the occurrence of certain events, Rightsholders (other than such party) will be entitled to purchase either preferred stock of the Company or shares of the acquiring company at half of their market value. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time prior to the earlier of the expiration of the Rights in March, 1999 or ten days following the acquisition of 15% of the Company's common stock.

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

There were 200,000 shares authorized under each plan. Under the 1992 and 1982 plans, respectively, 126,475 shares and 18,125 shares were outstanding; and 59,088 shares and 18,125 shares were exercisable at the end of 1996.

The table below summarizes share activity and price per share under these plans.

---------------------------------------------------------------------------------------------------------------------

                                                        Number of Shares                   Price Per Share
---------------------------------------------------------------------------------------------------------------------
Outstanding at end of 1993                                   158,888                   $  3.88   -    $ 14.13

      Canceled                                               ( 5,463)                     3.88   -      10.63
      Exercised                                              ( 8,562)                     3.88   -      12.00
                                                            --------

Outstanding at end of 1994                                   144,863                      3.88   -      14.13

      Canceled                                              ( 10,200)                     3.88   -      10.63
      Exercised                                             ( 26,963)                     3.88   -      10.63
                                                            ---------

Outstanding at end of 1995                                   107,700                      5.75   -      14.13

      Granted                                                 50,000                                    12.25
      Canceled                                               ( 9,850)                     5.75   -      14.13
      Exercised                                              ( 3,250)                     5.75   -      10.63
                                                             --------

Outstanding at end of 1996                                   144,600                   $  5.75        $ 12.25
                                                             =======

In November, 1992, the Company issued a non-qualified option to purchase 7,500 shares of common stock at a price of $11.75 per share. This option is exercisable in five cumulative annual installments beginning one year after the date of grant and expiring six years from the date of grant. There were 6,000 exercisable non-qualified options at the end of 1996.

If compensation expense had been recognized based on the fair value of options at their grant date, as prescribed in Financial Accounting Standard No.123, the Company's 1996 results of operations would not have been materially affected.

Note 9 - Commitments and Contingencies

Beginning in 1991, the Company entered into various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department. In April 1997, the Company completed a review of its compliance with various pricing provisions of these contracts and, with the assistance of special legal counsel, has concluded that adjustments may be due to the federal agencies for potential unasserted claims against the Company relating to pricing deficiencies under product supply contracts subject to General Services Administration and Department of Defense regulations. Management has assessed its estimated liability, and anticipates discussion of the identified pricing issues with the contracting officers responsible for the Company's contracts. The ultimate resolution of this matter potentially could involve purchase price adjustments and associated legal costs of approximately $3.8 million. The Company has established a reserve for this amount in December 1996. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position. Although management believes that the reserve is sufficient, it is possible the final resolution could exceed such reserve and could have a material impact on the statement of operations and cash flow in such period.

The Company leases its distribution centers, office facilities and certain equipment. Lease commitments under these agreements expire at various dates through 2001. Future minimum lease payments, as of December 28, 1996, under all leases are as follows: 1997, $1,479,000; 1998 $1,396,000; 1999, $979,000; 2000,
$733,000; 2001, $557,000 and later years $251,000. Rental expense amounted to $1,507,000, $1,426,000 and $1,258,000 in 1996, 1995 and 1994, respectively.

Note 10 - Selected Quarterly Information (Unaudited)

---------------------------------------------------------------------------------------------------------------------

   Amounts in
thousands, except                                                                                     Net Income Per
 per share data                      Net Sales           Gross Profit           Net Income                 Share
---------------------------------------------------------------------------------------------------------------------
1994

    First                            $ 72,988              $  9,274              $   727                  $  .25
    Second                             67,080                 9,751                1,011                     .35
    Third                              65,306                10,383                1,040                     .36
    Fourth                             66,425                 9,596                  735                     .25
                                     --------              --------              -------                  ------
        Year                         $271,799              $ 39,004              $ 3,513                  $ 1.21
                                     ========              ========              =======                  ======

1995

    First                            $ 77,778              $ 10,366              $   485                  $  .17
    Second                             72,271                10,237                  432                     .15
    Third                              72,296                10,798                  675                     .23
    Fourth                             66,717                10,105                  727                     .25
                                     --------              --------              -------                  ------
        Year                         $289,062              $ 41,506              $ 2,319                  $  .80
                                     ========              ========              =======                  ======

1996

    First                            $ 75,833              $ 10,597              $   633                  $  .22
    Second                             72,840                10,782                  641                     .22
    Third                              67,610                10,765                  580                     .20
    Fourth*                            70,066                10,256               (2,419)                   (.83)
                                     --------              --------              -------                  ------
        Year                         $286,349              $ 42,400              $  (565)                 $ (.19)
                                     ========              ========              =======                  ======

--------------------------------------------------------------------------------
* Note: The fourth quarter of 1996 includes the following three charges: (1) $3.8 million ($2.5 million after taxes or $.86 per share) relating to government supply contracts. (See note 9 to financial statements.), (2) $200,000 ($132,000 after taxes, or $.04 per share) relating to existing governmental supply contracts. (See Note 2 to financial statements.) and (3) increased freight expense accruals.

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

ITEM 11.  Executive Compensation

Incorporated by reference to information under the caption "Executive Compensation, " "Employment Agreement," "Defined Benefit Plans," "Stock Options," "Compensation Committee Interlocks and Insider Participation," "Executive Committee's Compensation Report," "Performance Graph," and "Fees Paid to Directors" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to information under the caption "Principal Holders of Common Stock," "Certain Information Regarding Management's Nominees," and "Executive Officers" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 13.  Certain Relationships and Related Transactions

Incorporated by reference to information under the captions "Fees Paid to Directors," "Executive Compensation," "Employment Agreement ," and "Defined Benefit Plans" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

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


3. Exhibits Filed Under Item 601 of Regulation                       Filed Herewith or Incorporated by Reference To:
   S-K                                                               -----------------------------------------------
   3. Articles of Incorporation and By-Laws

      .1   Certificate of Incorporation, as                          Exhibit 3.1 to Form 10-K for the fiscal year
           amended.                                                  ended January 3, 1981, Exhibit 1 to Form
                                                                     10-Q for the quarter ended June 29, 1985, and Exhibit 3.1 to
                                                                     Form 10-K for the fiscal year ended January 2, 1988.

      .2   Certificate of Designation under                          Exhibit 3.2 to Form 10-K for the fiscal year
           Delaware General Corporation Law                          ended January 3, 1981 and Exhibit 2 to Form
                                                                     8-K dated March 8, 1989.

      .3   By-Laws, as amended.                                      Exhibit 3.3 to Form 10-K for the fiscal year
                                                                     ended January 3, 1981 and Exhibit 3.3 to Form
                                                                     10-K for the fiscal year ended December 30, 1989.

4. Instruments Defining the Rights of Security
    Holders
      .2   Rights Agreement, as amended, dated                       Exhibit 1 to Form 8-K dated March 8, 1989 and
           March 8, 1989.                                            Exhibit 1 to Form 8-K dated March 8, 1990.

10. Material Contracts
      .1   Second Restated Amended                                   Exhibit 10.1G to Form 10-K for the fiscal year ended January 2,
           Employment Agreement dated as of                          1993.
           January 1, 1993 between the Company
           and Mark E. Karp.

      .2   Amendment to Second Restated Amended                      Exhibit 10.2 to Form 10-K for the fiscal year ended
           Employment Agreement between                              December 28, 1996 filed herewith.
           the Company and Mark E. Karp effective
           December 31, 1996.


3. Exhibits Filed Under Item 601 of Regulation                       Filed Herewith or Incorporated by Reference To:
   S-K                                                               -----------------------------------------------
      .3   Leases of property located in New                         Exhibit 10.3A to Form 10-K for the fiscal year ended
           Britain, Connecticut, as amended.                         December 28, 1985 and Exhibit 10.3 to Form 10-K
                                                                     for the fiscal year ended December 30, 1989.

     .4A   MetLife Savings Plan Program -                            Exhibit 10.4A to Form 10-K for the fiscal year ended
           Defined Contribution Basic Plan                           December 31, 1994.
           Document dated March 30, 1994.

    .4B    MetLife Savings Plan Program -                            Exhibit 10.4B to Form 10-K for the fiscal year ended
           401(K) Plan Adoption Agreement dated                      December 31, 1994.
           October 20, 1994.

    .4C    MetLife Savings Plan Program-                             Exhibit 10.4C to Form 10-K for the fiscal year ended
           Prototype Plan Amended & Restated                         January 1, 1994.
           Trust Agreement.

    .4D    MetLife Savings Plan Program -                            Exhibit 10.4D to Form 10-K for the fiscal year ended
           Service Agreement.                                        January 1, 1994.

    .5     Defined Benefit Pension Plan and Trust                    Exhibits 10.5A, 10.5B and 10.5C to Form 10-K for
           Agreement dated September 26, 1994, as                    the fiscal year ended December 31, 1994.
           amended.

    .6     Incentive Stock Option Plan and form of                   Exhibit A to the 1982 Proxy Statement, Exhibit 10.2
           stock option                                              to Form 10-K for the fiscal year ended January 1,
                                                                     1983 and Exhibit 4(d) to a Registration statement on Form S-8
                                                                     (commission file No. 33-20037) effective February 29, 1988 and
                                                                     Exhibit A to the 1992 Proxy Statement.

     .12   Revolving Credit Agreement by and among                   Exhibit 1 to Form 8-K dated January 9, 1996.
           the Company, Bank of Boston Connecticut,
           the other lenders which are or may become
           parties thereto and Bank of Boston,
           Connecticut, as agent, dated January 9,
           1996.

     .13   Security Agreement by and between the                     Exhibit 2 to Form 8-K dated January 9, 1996
           Company and Bank of Boston Connecticut
           dated January 9, 1996.

     .14   First Amendment to Revolving Credit                       Exhibit 10.14 to Form 10-K for the fiscal year ended
           Agreement by and among the Company,                       December 28, 1996 filed herewith.
           Bank of Boston Connecticut and certain
           other lending institutions,
           dated March 1, 1996.


3. Exhibits Filed Under Item 601 of Regulation                       Filed Herewith or Incorporated by Reference To:
   S-K                                                               -----------------------------------------------
  .15    Second Amendment to Revolving Credit                        Exhibit 10.15 to Form 10-K for the fiscal year ended
         Agreement by and among the Company,                         December 28,1996 filed herewith.
         Bank of Boston Connecticut and certain other
         lending institutions, dated December 27, 1996

21.  Subsidiaries                                                    Exhibit 22 to Form 10-K for the fiscal year ended
       .1 Subsidiaries, identifiable pursuant to Item                December 28, 1991.
          601 (21) of Regulation S-K.

23.  Consent of Expert                                               Exhibit 23.1 filed herewith
       .1 Consent of Price Waterhouse LLP.

(b) Reports on Form 8-K: The Company did not file any Current Report on Form 8-K during the quarter ended December 28, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE MEDICAL CORP.

BY:    /s/   Mark E. Karp              BY:  /s/   John A. Murray
    ---------------------------------     -------------------------------
      Mark E. Karp, President and           John A. Murray, Vice President
      Chief Executive Officer               and Chief Financial Officer
      April 14, 1997                        April 14, 1997

                                       BY:  /s/  Victor H. Emerson, Jr.
                                          --------------------------------
                                            Victor H. Emerson, Jr., Controller
                                            and Chief Accounting Officer
                                            April 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /s/   Mark E. Karp                      /s/   Peter C. Sutro
--------------------------------------    --------------------------------
Mark E. Karp, Director                      Peter C. Sutro, Director
April 14, 1997                              April 14, 1997

    /s/   Steven Kotler                     /s/   Wilmer J. Thomas, Jr.
--------------------------------------    --------------------------------
Steven Kotler, Director                     Wilmer J. Thomas, Jr., Director
April 14, 1997                              April 14, 1997

--------------------------------------    --------------------------------
Robert H. Steele, Director                  Dan K. Wassong, Director
April   , 1997                              April    , 1997

                                                                SCHEDULE VIII


                               MOORE MEDICAL CORP.
                        VALUATION AND QUALIFYING ACCOUNTS
         ALLOWANCES FOR RETURNS AND UNCOLLECTIBLES AND CUSTOMER REBATES

                                                                   Additions
                                                     ---------------------------------------
                                                                               Charged
                                      Balance at                              (credited) to                            Balance at
                                     Beginning of      Charged to               Other                                    End of
                                       Period          Expenses                Accounts           Deductions             Period
                                     -------------   ------------------     ----------------    ----------------     ---------------

Allowance for Returns and
Uncollectables

Fiscal Year End December 28, 1996       $ 188           $   528                                 $    (396)           $ 320

Fiscal Year End December 30, 1995       $ 225           $   310                                 $    (347)           $ 188

Fiscal Year End December 31, 1994       $ 503           $  (105)            $   (47)            $    (126)           $ 225



Allowance for Customer Rebates

Fiscal Year End December 28, 1996       $ 546           $2 ,824                                  $ (3,064)           $ 306

Fiscal Year End December 30, 1995       $ 160           $4 ,066                                  $ (3,680)           $ 546

Fiscal Year End December 31, 1994          -            $   816                                  $   (656)           $ 160