Form 10-Q
period 1997-03-29
MOORE MEDICAL CORP
filed 1997-05-13
CIK 74691

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ________________

                                     1997
                                  FORM 10 - Q

                                For the Fiscal
                                 FIRST QUARTER
                             Ended March 29, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No _____
                                        ---


                                   2,930,194

        Number of shares of Common Stock outstanding as of May 7,1997.


             Total number of pages in the numbered original is 14



                          This is page 1 of 14 pages.
================================================================================

                              MOORE MEDICAL CORP.


                                     INDEX

                                                                          PAGE NO.
                                                                          --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets at the end of the first quarter of
                   1997 and at the end of the year 1996..................      3

                 Statements of Operations for the first quarters
                   of 1997 and 1996......................................      4

                 Statements of Cash Flows for the first quarters
                   of 1997 and 1996......................................      5

                 Notes to Financial Statements...........................      6

         Item 2. Management's Discussion and Analysis of Results
                   of Operations and Financial Condition.................     7-8


PART II.    OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K........................      9

         Signatures......................................................      9


MOORE MEDICAL CORP.

Balance Sheets at end of
--------------------------------------------------------------------------------
Amounts in thousands                             FIRST QUARTER 1997   YEAR 1996
                                                     (Unaudited)
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash                                                $     7          $    16
   Accounts receivable, less allowances
      of $333 and $626.........................         28,765           25,761
   Inventories.................................         43,703           43,828
   Prepaid expenses and other current assets...          4,446            4,117
   Deferred income taxes.......................          2,337            2,356
                                                       -------          -------
         Total Current Assets..................         79,258           76,078
                                                       -------          -------

NONCURRENT ASSETS
   Equipment and leasehold improvements, net...          4,344            4,411
   Other assets................................          1,170            1,052
                                                       -------          -------
         Total Noncurrent Assets...............          5,514            5,463
                                                       -------          -------
                                                       $84,772          $81,541
                                                       =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable............................        $23,598          $27,071
   Accrued expenses............................          5,920            6,022
                                                       -------          -------
         Total Current Liabilities.............         29,518           33,093
                                                       -------          -------

DEFERRED  INCOME TAXES.........................            354              346

REVOLVING CREDIT FINANCING.....................         29,054           22,726

SHAREHOLDERS' EQUITY
   Preferred stock - no shares outstanding.....             --               --
   Common stock - $.01 par value;
      5,000 shares authorized;
      3,246 shares issued......................             32               32
   Capital in excess of par value..............         21,738           21,692
   Retained earnings...........................          7,037            6,709
                                                       -------          -------
                                                        28,807           28,433
   Less treasury shares, at cost, 321 and 343
      shares...................................         (2,961)          (3,057)
                                                       -------          -------
         Total Shareholders' Equity............         25,846           25,376
                                                       -------          -------
                                                       $84,772          $81,541
                                                       =======          =======

________________________________________________________________________________

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Operations for the
----------------------------------------------------------------------------
Amounts in thousands, except per share data              FIRST QUARTER
                                                    ----------------------
                                                      1997           1996
                                                          (Unaudited)
----------------------------------------------------------------------------
   Net sales...................................     $81,042        $75,833

   Cost of products sold.......................      69,826         65,236
                                                    -------        -------

   Gross profit................................      11,216         10,597

   Selling, general & administrative expenses..      10,184          9,158
                                                    -------        -------

   Operating income............................       1,032          1,439

   Interest expense, net.......................         517            466
                                                    -------        -------

   Income before income taxes..................         515            973

   Income tax provision........................         185            340
                                                    -------        -------

   Net income..................................     $   330        $   633
                                                    =======        =======

   Net income per share........................     $   .11        $   .22
                                                    =======        =======

____________________________________________________________________________

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Cash Flows for the
---------------------------------------------------------------------------------------------
Amounts in thousands                                                    FIRST QUARTER
                                                                  -------------------------
                                                                   1997               1996
                                                                           (Unaudited)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income...........................                         $   330            $   633
   Adjustments to reconcile net income
    to net cash flows provided by operating  activities

      Depreciation and amortization.....                             412                448
      Deferred income taxes.............                              27                  6
      Changes in operating assets and
       liabilities
         Accounts receivable............                          (3,004)            (3,076)
         Inventories....................                             125             (1,511)
         Other current assets...........                            (329)            (1,950)
         Accounts payable...............                          (3,473)             2,556
         Other current liabilities......                            (170)               163
                                                                 -------            -------

      Net cash flows used in operating                            (6,082)            (2,731)
       activities.......................                         -------            -------


CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment & leasehold improvements acquired...                   (345)              (218)
                                                                 -------            -------

      Net cash flows used in investing activities.                  (345)              (218)
                                                                 -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Revolving credit financing increase, net..                      6,328              2,966
   Other, net................................                         90                 21
                                                                 -------            -------
      Net cash flows provided by financing
         activities..........................                      6,418              2,987
                                                                 -------            -------

Increase (decrease) in cash..................                         (9)                38
Cash at beginning of period..................                         16                 39
                                                                 -------            -------

CASH AT END OF PERIOD........................                    $     7            $    77
                                                                 =======            =======

________________________________________________________________________________

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

         The accompanying financial statements should be read in conjunction with the Notes to Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1996 Annual Report filed on Form 10-K and in this Form 10-Q Report.

         In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the first quarter are not necessarily indicative of the results to be expected for the full year. The fiscal quarters ended March 29, 1997 and March 30, 1996.


NOTE 2 - BUSINESS DEVELOPMENTS

         On April 2,1997, the Company announced that its Board of Directors had initiated a process to explore alternatives for enhancing shareholder value, including joint ventures or a possible sale of all or part of the Company, giving due consideration to the interests of the Company's shareholders, employees, customers and other constituencies. The Board of Directors authorized the engagement of the investment banking firm of Schroder Wertheim & Co. Incorporated to act as advisor to the Company regarding the process. The President and CEO of this investment banking firm is a director of the Company.

NOTE 3 - CONTINGENCIES

         Beginning in 1991, the Company entered into various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department. In April 1997, the Company completed a review of its compliance with various pricing provisions of these contracts and, with the assistance of special legal counsel, has concluded that adjustments may be due to the federal agencies for potential unasserted claims against the Company relating to pricing deficiencies under product supply contracts subject to General Services Administration and Department of Defense regulations. Management has assessed its estimated liability, and anticipates discussion of the identified pricing issues with the contracting officers responsible for the Company's contracts. The ultimate resolution of this matter potentially could involve purchase price adjustments and associated legal costs of approximately $3.8 million. The Company established a reserve for this amount in December, 1996. The Company also took a charge of $220,000 in the quarter ended March 29, 1997 for potential contract price adjustments on sales during the quarter under the federal government supply contracts. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position. Although management believes that the reserve is sufficient, it is possible the final resolution could exceed such reserve and could have a material impact on the statement of operations and cash flow in such period.

NOTE 4 - NET INCOME PER SHARE

         Net income per share of common stock is based on the weighted average number of common shares outstanding, adjusted for dilutive common stock options (2,919,000 shares and 2,909,000 shares in the first quarters of 1997 and 1996, respectively.)

MOORE MEDICAL CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS


OVERVIEW
--------

The following table sets forth items included in the Statements of Operations as a percentage of sales for the first quarters of 1997 and 1996. The table also shows, for each line item, the percentage change in the 1997 period from the comparable 1996 period.

                                                         FIRST QUARTER
                                       -----------------------------------------
                                             % OF SALES               % CHANGE
                                       --------------------        -------------
                                          1997        1996
                                          ----        ----
Net sales...............................   100.0%     100.0%               7%
Cost of products sold...................    86.2       86.0                7
                                           -----      -----
Gross profit............................    13.8       14.0                6
Selling, general & administrative           12.6       12.1               11
 expenses...............................   -----      -----
Operating income........................     1.2        1.9              (28)
Interest expense, net...................      .6         .6               11
                                           -----      -----
Income before income taxes..............      .6        1.3              (47)
Income tax provision....................      .2         .5               --
                                           -----      -----
Net income..............................      .4%        .8%             (48)%
                                           =====      =====

RESULTS OF OPERATIONS
---------------------

FIRST QUARTER
1997 COMPARED WITH 1996
-----------------------

Net sales of $81.0 million for the first quarter of 1997 increased 7% from the same quarter of 1996. In the first quarter of 1997, sales of brand-name pharmaceuticals increased 23%. Sales of generic pharmaceuticals decreased 24%, primarily due to significant industry-wide deflation that resulted in lower prices in the first quarter of 1997 compared with the first quarter of 1996. Sales of medical/surgical supplies increased 14% during the 1997 quarter from the comparable 1996 quarter. Growth in sales to health-care practitioner customers accounted for most of the sales increase in medical/surgical supplies.

For the 1997 quarter, gross profit dollars increased 6% to $11.2 million. The gross margin rate of 13.8% was slightly lower than the 14.0% in the same quarter a year earlier due to a 1997 sales mix with more brand-name pharmaceuticals, which have lower gross profit margin rates than the other products.

Selling, general and administrative expenses in the first quarter of 1997 increase 11% from the same quarter of 1996. A significant factor accounting for the increase was the previously announced, added costs of enlarging the sales staff. In addition, freight expenses increased in the 1997 quarter. Also, a charge of $220,000 ($.05 per share) was taken in the quarter for previously announced estimated liabilities for contract price deficiencies on sales during the quarter under federal government supply contracts.

Interest expense increased 11% in the 1997 quarter. Approximately two thirds of the increase resulted from higher debt levels. Higher interest rates accounted for the remainder of the increase.

Net income for the 1997 quarter decreased 48%. An increase in gross profit was more than offset by increases in selling, general and administrative expenses and interest expense. Approximately half of the net income reduction was directly attributable to the charge in the 1997 quarter related to government supply contracts.


FINANCIAL CONDITION
-------------------

During the first quarter of 1997, funds from additional borrowings of $6.3 million and of $0.1 million from exercised stock options were used to finance $6.1 million of net cash uses for operations and $0.3 million of equipment purchases. The large uses of cash for operations were $3.0 million for increases in accounts receivable and $3.5 million for decreases in accounts payable. The increase in accounts receivable was due to higher sales in the first quarter than for the fourth quarter of 1996. The decrease in accounts payable was attributable to payments in the first quarter of 1997 for the inventory position buying of brand-name pharmaceuticals at the end of 1996.

The Company's bank financing agreement provides a $35 million revolving line of credit through December, 1999. The facility provides for funding limited by a formula using accounts receivable balances and inventory levels as the primary variables. Interest on loans is charged at the prime rate or, at the option of the Company, at the Eurodollar rate plus a rate in a range of 1% to 2% depending
on the financial leverage of the Company.   In addition, the Company pays a 1/4%
commitment fee on the unused line of credit. Substantially all assets of the Company have been pledged as collateral and the agreement contains covenants and restrictions relating to asset protection, financial condition, dividends, investments, acquisitions and certain other matters. At March 29, 1997, the Company was not in compliance with various financial covenants under the agreement. The Company has received waivers from the bank regarding these financial covenants.

Management believes that the funding needs of the Company for operating working capital and equipment purchases will continue to be met through income from operations and financing under its line of credit.

PART II.  OTHER INFORMATION
          -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (a)  Exhibit 1
            ---------

            Third Amendment and Waiver Agreement to Revolving Credit Agreement by and among the Company and Bank of Boston Connecticut, dated April 14, 1997.

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


MOORE MEDICAL CORP.
(REGISTRANT)

By:   /s/ John A. Murray               By:  /s/ Victor H. Emerson, Jr.
     ------------------------------        -----------------------------------
        John A. Murray                          Victor H. Emerson, Jr.
        Vice President - Finance and            Controller and Chief
           Chief Financial Officer                 Accounting Officer
        May 12, 1997                            May 12, 1997