Form 10-Q
period 1997-06-28
MOORE MEDICAL CORP
filed 1997-08-07
CIK 74691

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                     1997
                                  FORM 10 - Q

                                For the Fiscal
                                SECOND QUARTER
                              Ended June 28, 1997

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


                                   2,924,454

      Number of shares of Common Stock outstanding as of August 5, 1997.


             Total number of pages in the numbered original is 12



                          This is page 1 of 12 pages.
================================================================================

                              MOORE MEDICAL CORP.


                                     Index



                                                                       Page No.
                                                                       --------
Part I.  Financial Information

         Item 1. Financial Statements

                 Balance Sheets at the end of the second quarter of
                    1997 and at the end of the year 1996...............    3

                 Statements of Operations for the second quarters
                    of 1997 and 1996...................................    4

                 Statements of Operations for the first two quarters
                    of 1997 and 1996...................................    5

                 Statements of Cash Flows for the first two quarters
                    of 1997 and 1996...................................    6

                 Notes to Financial Statements.........................  7-8

         Item 2. Management's Discussion and Analysis of Results
                    of Operations and Financial Condition.............. 9-11


Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders...   12

         Item 6. Exhibits and Reports on Form 8-K......................   12

         Signatures....................................................   12

MOORE MEDICAL CORP.


Balance Sheets at end of
--------------------------------------------------------------------------------
Amounts in thousands                            Second Quarter 1997   Year 1996
                                                   (Unaudited)
--------------------------------------------------------------------------------

ASSETS

Current Assets
 Cash                                                $     5          $    16
 Accounts receivable, less allowances
    of $328 and $626.........................         27,521           25,761
 Inventories.................................         34,034           43,828
 Prepaid expenses and other current assets...          4,337            4,117
 Deferred income taxes.......................          2,177            2,356
                                                     -------          -------
      Total Current Assets...................         68,074           76,078
                                                     -------          -------
Noncurrent Assets
 Equipment and leasehold improvements, net...          4,201            4,411
 Other assets................................          1,301            1,052
                                                     -------          -------
      Total Noncurrent Assets................          5,502            5,463
                                                     -------          -------
                                                     $73,576          $81,541
                                                     =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts payable............................        $21,275          $27,071
 Accrued expenses............................          5,604            6,022
                                                     -------          -------
      Total Current Liabilities..............         26,879           33,093
                                                     -------          -------

Deferred Income Taxes........................            394              346

Revolving Credit Financing...................         20,190           22,726

Shareholders' Equity
 Preferred stock - no shares outstanding.....             --               --
 Common stock - $.01 par value;
    5,000 shares authorized;
    3,246 shares issued......................             33               32
 Capital in excess of par value..............         21,737           21,692
 Retained earnings...........................          7,305            6,709
                                                     -------          -------
                                                      29,075           28,433
 Less treasury shares, at cost, 323 and 343
    shares...................................         (2,962)          (3,057)
                                                     -------          -------
      Total Shareholders' Equity.............         26,113           25,376
                                                     -------          -------
                                                     $73,576          $81,541
                                                     =======          =======

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Operations for the
--------------------------------------------------------------------------------
Amounts in thousands, except per share data               Second Quarter
                                                 -------------------------------
                                                      1997             1996
                                                           (Unaudited)
--------------------------------------------------------------------------------

   Net sales...................................    $77,038            $72,840

   Cost of products sold.......................     65,687             62,058
                                                   -------            -------

   Gross profit................................     11,351             10,782

   Selling, general & administrative expenses..      9,833              9,284

   Unusual item................................        580                  -
                                                   -------            -------

   Operating income............................        938              1,498

   Interest expense, net.......................        522                513
                                                   -------            -------

   Income before income taxes..................        416                985

   Income tax provision........................        150                344
                                                   -------            -------

   Net income..................................    $   266            $   641
                                                   =======            =======

   Net income per share........................    $   .09            $   .22
                                                   =======            =======
--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Operations for the
--------------------------------------------------------------------------------
Amounts in thousands, except per share data              First Two Quarters
                                                    ----------------------------
                                                        1997            1996
                                                            (Unaudited)
--------------------------------------------------------------------------------
 Net sales...................................        $158,080        $148,673

 Cost of products sold.......................         135,513         127,294
                                                     --------        --------

 Gross profit................................          22,567          21,379

 Selling, general & administrative expenses..          19,797          18,442

 Unusual item................................             800               -
                                                     --------        --------

 Operating income............................           1,970           2,937

 Interest expense, net.......................           1,039             979
                                                     --------        --------

 Income before income taxes..................             931           1,958

 Income tax provision........................             335             684
                                                     --------        --------

 Net income..................................        $    596        $  1,274
                                                     ========        ========

 Net income per share........................        $    .20        $    .44
                                                     ========        ========
--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


Statements of Cash Flows for the
--------------------------------------------------------------------------------
Amounts in thousands                                   First Two Quarters
                                                 ------------------------------
                                                     1997              1996
                                                          (Unaudited)
--------------------------------------------------------------------------------

Cash Flows From Operating Activities
    Net income................................       $   596       $ 1,274
    Adjustments to reconcile net income to
       net cash flows provided by
       operating activities

       Depreciation and amortization..........           755           881
       Deferred income taxes..................           227          (120)

       Changes in operating assets and
       liabilities
         Accounts receivable..................        (1,760)       (1,615)
         Inventories..........................         9,794         1,197
         Other current assets.................          (220)         (944)
         Accounts payable.....................        (5,795)       (2,713)
         Other current liabilities............          (617)          361
                                                     -------       -------

       Net cash flows provided by (used in)
         operating activities.................         2,980        (1,679)
                                                     -------       -------

Cash Flows From Investing Activities
    Equipment and leasehold improvements......          (545)         (550)
                                                     -------       -------

       Net cash flows used in investing
         activities...........................          (545)         (550)
                                                     -------       -------

Cash Flows From Financing Activities
    Revolving credit financing (decrease)
      increase, net...........................        (2,536)        2,232
    Other, net................................            90            36
                                                     -------        ------
       Net cash flows (used in) provided by
        financing activities..................        (2,446)        2,268
                                                     -------        ------

Increase (decrease) in cash...................           (11)           39
Cash at beginning of period...................            16            39
                                                     -------        ------

Cash At End Of Period.........................       $     5        $   78
                                                     =======        ======
--------------------------------------------------------------------------------

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

In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the second quarter and first two quarters are not necessarily indicative of the results to be expected for the full year. The fiscal quarters ended June 28, 1997 and June 29, 1996.


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


Note 3 - Contingencies
Beginning in 1991, the Company entered into various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department. In April 1997, the Company completed a review of its compliance with various pricing provisions of these contracts and, with the assistance of special legal counsel, has concluded that adjustments may be due to the federal agencies for potential unasserted claims against the Company relating to pricing deficiencies under product supply contracts subject to General Services Administration and Department of Defense regulations. Management has assessed its estimated liability, and anticipates discussion of the identified pricing issues with the contracting officers responsible for the Company's contracts. The ultimate resolution of this matter potentially could involve purchase price adjustments and associated legal costs of approximately $3.8 million. The Company established a reserve for this amount in December, 1996. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position. Although management believes that the reserve is sufficient, it is

MOORE MEDICAL CORP.


NOTES TO FINANCIAL STATEMENTS


Note 3 - Contingencies (cont'd)
possible the final resolution could exceed such reserve and could have a material impact on the statement of operations and cash flow in such period.


Note 4 - Unusual Item
The "unusual item" consists of charges to earnings of $580,000 in the second quarter of 1997 and $800,000 in the first half of 1997 in connection with exiting supply contracts with the U.S. government. These charges are primarily for write-offs and write-downs of product returns and for severance pay to terminated employees. Without these charges, earnings per share would have been $.22 for the second quarter of 1997 and $.38 for the first half.


Note 5 - Net Income Per Share
Net income per share of common stock is based on the weighted average number of common shares outstanding (adjusted for dilutive common stock options), which was 2,931,000 shares and 2,918,000 shares in the second quarters of 1997 and 1996, respectively, and 2,925,000 shares and 2,914,000 shares in the first two quarters of 1997 and 1996, respectively.

MOORE MEDICAL CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
  AND FINANCIAL CONDITION


OVERVIEW
--------

The following table sets forth items included in the Statements of Operations as a percentage of sales for the second quarter and first two quarters of 1997 and 1996, respectively. The table also shows, for each line item, the percentage change in the 1997 periods from the comparable 1996 periods.

                                    Second Quarter          First Two Quarters
                              --------------------------------------------------

                                  % of Sales       %       % of Sales       %
                              ---------------- --------  --------------- -------
                                 1997    1996   Change    1997    1996    Change
                              -------- ------- --------  ------  ------- -------

Net sales.....................  100.0%  100.0%    6%     100.0%  100.0%     6%
Cost of products sold.........   85.3    85.2     6       85.7    85.6      6
                                -----   -----            -----   -----
Gross profit..................   14.7    14.8     5       14.3    14.4      5
Selling, general & admin exp..   12.8    12.7     6       12.5    12.4      7
Unusual item                      0.7       -     -        0.5       -      -
                                -----   -----            -----   -----
Operating income..............    1.2     2.1   (37)       1.3     2.0    (33)
Interest expense, net.........    0.7     0.7     2        0.7     0.6      6
                                -----   -----            -----   -----
Income before income taxes....    0.5     1.4   (58)       0.6     1.4    (52)
Income tax provision..........    0.2     0.5     -        0.2     0.5      -
                                -----   -----            -----   -----
Net income....................    0.3%    0.9%  (59)%      0.4%    0.9%   (53)%
                                =====   =====  ====      =====   =====  =====



RESULTS OF OPERATIONS
---------------------

Second Quarter
1997 Compared with 1996
-----------------------

Net sales for the second quarter of 1997 increased 6% to $77,038,000, compared to $72,840,000 in the quarter a year ago. Sales of brand-name pharmaceuticals increased approximately 20%, sales of generic pharmaceuticals decreased approximately 30% and sales of medical/surgical supplies increased over 15%.
The decrease in sales of generic pharmaceuticals was due to significant industry-wide deflation that resulted in lower prices in the 1997 quarter compared with the 1996 quarter and due to exiting the government supply contract business. Growth in sales to health-care practitioner customers accounted for the sales increase in medical/surgical supplies.

The gross margin rate of 14.7% in the second quarter of 1997 was slightly lower than the 14.8% in the same quarter a year earlier. Gross profit dollars increased in the second quarter of 1997 by 5% to $11.4 million. The increased gross profit resulted from greater gross profits on increased sales of medical/surgical supplies and brand-name pharmaceuticals, which more than offset decreased gross profits on lower sales of generic pharmaceuticals.

Selling, general and administrative expenses during the second quarter of 1997 increased 6% from the comparable quarter of 1996. The increased expenses resulted primarily from enlarging the sales staff. In addition, freight expenses increased in the 1997 quarter.

Interest expense for the 1997 quarter increased slightly from the 1996 quarter. The effect on interest expense of higher interest rates for the 1997 quarter was mostly offset by decreased debt levels in the 1997 quarter.

The "unusual item" consists of charges to earnings of $580,000 in the second quarter of 1997 in connection with exiting supply contracts with the U.S. government. These charges are primarily for write-offs and write-downs of product returns and for severance pay to terminated employees.

Net income and earnings per share for the 1997 quarter decreased 59% from the same quarter of 1996 due to the charges associated with the decision to exit the government supply contract business. Without these charges, earnings per share for the second quarter of 1997 would have been equal to the $.22 per share earned in the second quarter of 1996.

First Two Quarters
1997 Compared with 1996
-----------------------

Net sales for the first half of 1997 increased 6% to $158,080,000 from $148,673,000 in the comparable 1996 period. Sales of brand-name pharmaceuticals increased approximately 20%, sales of generic pharmaceuticals decreased approximately 30% and sales of medical/surgical supplies increased over 15%.
The decrease in sales of generic pharmaceuticals was due to significant industry-wide deflation that resulted in lower prices in the 1997 half compared with the 1996 half and due to exiting the government supply contract business. Growth in sales to health-care practitioner customers accounted for the sales increase in medical/surgical supplies.

For the 1997 first half, the gross margin rate of 14.3% was slightly lower than the 14.4% in the same period a year earlier. Gross profit dollars increased by 5% to $22.6 million. The increased gross profit resulted from greater gross profits on increased sales of medical/surgical supplies and brand-name pharmaceuticals, which more than offset decreased gross profits on lower sales of generic pharmaceuticals.

Selling, general and administrative expenses during the first half of 1997 increased 7% compared with the first half of 1996. The increased expenses resulted primarily from enlarging the sales staff. In addition, freight expenses increased in the 1997 first half.

Interest expense during the first half of 1997 increased 6% compared with the first half of 1996 due to higher interest rates.

The "unusual item" consists of previously announced charges to earnings of $800,000 in the first half of 1997 in connection with exiting supply contracts with the U.S. government. These charges are primarily for write-offs and write-downs of product returns and for severance pay to terminated employees.

Net income and earnings per share for the first half of 1997 as compared to the same 1996 period decreased over 50% due primarily to the charges associated with the decision to exit the government supply contract business. Without these charges, earnings per share would have been $.38 for the first half of 1997.

FINANCIAL CONDITION
-------------------

During the first half of 1997, net cash flow from operating activities of $3.0 million was used to fund $0.5 million of equipment purchases and to reduce revolving credit financing by $2.5 million. Cash sources from operating activities were $0.6 million in net income, $1.0 million in non-cash items included in net income and a $9.8 million reduction in inventories. Somewhat offsetting these cash sources were uses for operations of a $1.8 million increase in accounts receivable, a $5.8 million decrease in accounts payable and a $0.8 million change in prepaid/accrued expenses and other current assets. The increase in accounts receivable was due to higher sales in the second quarter of 1997 than in the fourth quarter of 1996. The decrease in inventories and the related decrease in accounts payable were attributable to a decrease in inventory position buying of brand-name pharmaceuticals from the end of 1996 to June of 1997 and to inventory management.

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

PART II.    OTHER INFORMATION
            -----------------
Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              (a) The 1997 Annual Meeting of Shareholders of the Company was
                  held May 21, 1997.

              (b) At the Annual Meeting, the following persons were elected directors, with the following number of shares voted for and withheld:


                            For            Withheld
                         ---------      ---------------

Mark E. Karp              2,450,026          14,136
Steven Kotler             2,450,026          14,136
Robert H. Steele          2,450,026          14,136
Peter C. Sutro            2,449,526          14,636
Wilmer J. Thomas, Jr.     2,450,026          14,136
Dan K. Wassong            2,450,026          14,136


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

MOORE MEDICAL CORP.
(REGISTRANT)


By:    /s/ John A. Murray                      By:  /s/ Victor H. Emerson, Jr.
       ------------------------                     ----------------------------
       John A. Murray                               Victor H. Emerson, Jr.
       Vice President - Finance and                 Controller and Chief
          Chief Financial Officer                   Accounting Officer
       August 7, 1997                               August 7, 1997