Form 10-Q
period 1997-09-27
MOORE MEDICAL CORP
filed 1997-11-12
CIK 74691

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 -------------

                                      1997
                                  FORM 10 - Q

                                 For the Fiscal
                                 THIRD QUARTER
                            Ended September 27, 1997

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

--------------------------------------------------------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                         ------        ------

                                   2,926,704

      Number of shares of Common Stock outstanding as of November 5, 1997.


              Total number of pages in the numbered original is 12


                          This is page 1 of 12 pages.

================================================================================

                              MOORE MEDICAL CORP.


                                     INDEX

                                                                    Page No.
                                                                    --------
PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements


              Balance Sheets at the end of the third quarter of
                 1997 and at the end of the year 1996................     3

              Statements of Operations for the third quarters
              of 1997 and 1996.......................................     4

              Statements of Operations for the first three quarters
                 of 1997 and 1996....................................     5

              Statements of Cash Flows for the first three quarters
                 of 1997 and 1996....................................     6

              Notes to Financial Statements..........................   7-8

      Item 2. Management's Discussion and Analysis of Results
               of Operations and Financial Condition.................  9-12

PART II. OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K......................    12

      Signatures.....................................................    12


MOORE MEDICAL CORP.

Balance Sheets at end of



Amounts in thousands                             THIRD QUARTER 1997   YEAR 1996
                                                    (Unaudited)

ASSETS
Current Assets
   Cash                                                 $     5         $    16
   Accounts receivable, less allowances
      of $351 and $626.........................          28,731          25,761
   Inventories.................................          34,488          43,828
   Prepaid expenses and other current assets...           4,744           4,117
   Deferred income taxes.......................           2,166           2,356
                                                        -------         -------
         Total Current Assets..................          70,134          76,078
                                                        -------         -------
NONCURRENT ASSETS
   Equipment and leasehold improvements, net...           3,860           4,411
   Other assets................................           1,250           1,052
                                                        -------         -------
         Total Noncurrent Assets...............           5,110           5,463
                                                        -------         -------
                                                        $75,244         $81,541
                                                        =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable............................         $25,849         $27,071
   Accrued expenses............................           5,869           6,022
                                                        -------         -------
         Total Current Liabilities.............          31,718          33,093
                                                        -------         -------

DEFERRED INCOME TAXES..........................             368             346

REVOLVING CREDIT FINANCING.....................          16,288          22,726

SHAREHOLDERS' EQUITY
   Preferred stock - no shares outstanding.....              --              --
   Common stock - $.01 par value;
      5,000 shares authorized;
      3,246 shares issued......................              33              32
   Capital in excess of par value..............          21,765          21,692
   Retained earnings...........................           8,034           6,709
                                                        -------         -------
                                                         29,832          28,433
   Less treasury shares, at cost, 323 and 343
      shares...................................          (2,962)         (3,057)
                                                        -------         -------
         Total Shareholders' Equity............          26,870          25,376
                                                        -------         -------
                                                        $75,244         $81,541
                                                        =======         =======


The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Operations for the

Amounts in thousands, except per share data              THIRD QUARTER
                                                 -----------------------------
                                                     1997              1996
                                                          (Unaudited)
   Net sales...................................     $71,660          $67,610

   Cost of products sold.......................      60,066           56,845
                                                    -------          -------

   Gross profit................................      11,594           10,765

   Selling, general & administrative expenses..      10,028            9,457
                                                    -------          -------

   Operating income............................       1,566            1,308

   Interest expense, net.......................         433              416
                                                    -------          -------

   Income before income taxes..................       1,133              892

   Income tax provision........................         403              312
                                                    -------          -------

   Net income..................................     $   730          $   580
                                                    =======          =======

   Net income per share........................        $.25             $.20
                                                    =======          =======


The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Operations for the


Amounts in thousands, except per share data        FIRST THREE QUARTERS
                                                  ----------------------
                                                    1997          1996
                                                        (Unaudited)
   Net sales...................................   $229,740      $216,283

   Cost of products sold.......................    195,579       184,139
                                                  --------      --------

   Gross profit................................     34,161        32,144

   Selling, general & administrative expenses..     29,825        27,899

   Unusual item................................        800             -
                                                  --------      --------

   Operating income............................      3,536         4,245

   Interest expense, net.......................      1,472         1,395
                                                  --------      --------

   Income before income taxes..................      2,064         2,850

   Income tax provision........................        738           996
                                                  --------      --------

   Net income..................................   $  1,326      $  1,854
                                                  ========      ========

   Net income per share........................       $.45          $.64
                                                  ========      ========

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Cash Flows for the


Amounts in thousands                        FIRST THREE QUARTERS
                                          -----------------------
                                              1997        1996
                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.............................    $ 1,326     $ 1,854
 Adjustments to reconcile net income to
  net cash flows provided by operating
  activities
  Depreciation and amortization.........      1,128       1,271
  Deferred income taxes.................        212         (42)
  Changes in operating assets and
   liabilities
   Accounts receivable..................     (2,970)     (2,886)
   Inventories..........................      9,340       3,937
   Other current assets.................       (627)       (373)
   Accounts payable.....................     (1,222)     (1,273)
   Other current liabilities............       (301)       (300)
                                            -------     -------
  Net cash flows provided by
    operating activities................      6,886       2,188
                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment and leasehold improvements..       (577)       (915)
                                            -------     -------
  Net cash flows used in investing
   activities...........................       (577)       (915)
                                            --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES

  Revolving credit financing (decrease)
     net.................................     (6,438)    (1,349)
  Other, net.............................        118         61
                                            --------    -------
     Net cash flows (used in)
        financing activities...............   (6,320)    (1,288)
                                            --------    -------

(Decrease) in cash..........................      (11)      (15)
Cash at beginning of period.................       16        39
                                              -------   -------

CASH AT END OF PERIOD.......................  $     5   $    24
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

In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the third quarter and first three quarters are not necessarily indicative of the results to be expected for the full year. The fiscal quarters ended September 27, 1997 and September 28, 1996.

Certain prior year amounts have been reclassified to conform with the current year presentation.


NOTE  2--BUSINESS DEVELOPMENT

On October 22, 1997, the Company announced that the Board of Directors has concluded, after evaluating alternatives for enhancing shareholder value, that it will restructure the Company by exiting the wholesale drug distribution business, which has experienced increased competition and shrinking gross margins. The restructuring will allow the Company to concentrate on its more profitable and fast growing health-care practitioner business, in which the Company sells primarily medical/surgical supplies to over 100,000 customers nationwide. The remaining health-care practitioner business will exceed $100 million in sales in 1997, representing an approximate 20% growth over the previous year. For the first three quarters of 1997, the Company's wholesale drug distribution business generated 65% of total Company net sales, with gross margins of 6.2%, while the health-care practitioner business generated 35% of total Company net sales, with gross margins of 31.1%. Selling, general and administrative expenses were significantly higher in amount and as a percent of sales for the health-care practitioner business than for the wholesale drug distribution business and correlated more closely with the amount of gross profit than with sales. Although these expenses will decrease for the Company as a result of the restructuring, the remaining health-care practitioner business will bear fixed expenses previously shared with the wholesale drug distribution business.

In connection with exiting the wholesale drug distribution business, management expects to incur non-recurring costs, expenses and restructuring charges in the fourth quarter of 1997 and the first quarter of 1998 totaling approximately $4 million to $6 million.

NOTE 3 - CONTINGENCIES

Beginning in 1991, the Company entered into various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department. In April 1997, the Company completed a review of its compliance with various pricing provisions of these contracts and, with the assistance of special legal counsel, has concluded that adjustments may be due to the federal agencies for potential unasserted claims against the Company relating to pricing deficiencies under product supply contracts subject to General Services Administration and Department of Defense regulations. Management has assessed its estimated liability, and has commenced discussion of the identified pricing issues with appropriate government authorities. The ultimate resolution of this matter potentially could involve purchase price adjustments and associated legal costs estimated to be $3.8 million. The Company established a reserve for this amount in December, 1996. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position. Although management believes that the reserve is sufficient, it is possible the final resolution could exceed such reserve and could have a material impact on the statement of operations and cash flow in such period.


NOTE 4 - UNUSUAL ITEM

The "unusual item" consists of charges to earnings of $800,000 in the first half of 1997 in connection with exiting supply contracts with the U.S. government. These charges are primarily for write-offs and write-downs of product returns and for severance pay to terminated employees. Without these charges, earnings per share would have been $.63 for the first three quarters.


NOTE 5 - NET INCOME PER SHARE

Net income per share of common stock is based on the weighted average number of common shares outstanding (adjusted for dilutive common stock options), which was 2,927,000 shares and 2,912,000 shares in the third quarters of 1997 and 1996, respectively, and 2,922,000 shares and 2,913,000 shares in the first three quarters of 1997 and 1996, respectively.

MOORE MEDICAL CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
  AND FINANCIAL CONDITION


OVERVIEW
--------

The following table sets forth items included in the Statements of Operations as a percentage of sales for the third quarter and first three quarters of 1997 and 1996, respectively. The table also shows, for each line item, the percentage change in the 1997 periods from the comparable 1996 periods.

                                                  Third Quarter                         First Three Quarters
                                     -------------------------------------------   --------------------------------------
                                           % of Sales                      %                % of Sales              %
                                     -------------------------      ------------   ----------------------------  --------
                                        1997           1996             Change         1997           1996        Change
                                     ----------     ----------      ------------   -----------     ------------  --------
Net sales.........................     100.0%          100.0%            6%           100.0%         100.0%         6%
Cost of products sold.............      83.8            84.1             6             85.1           85.1          6
                                       -----           -----                          -----          -----
Gross profit......................      16.2            15.9             8             14.9           14.9          6
Selling, general & admin. exp.....      14.0            14.0             6             13.0           12.9          7
Unusual item......................         -               -             -              0.4              -          -
                                       -----           -----                          -----          -----
Operating income..................       2.2             1.9            20              1.5            2.0        (17)
Interest expense, net.............       0.6             0.6             4              0.6            0.7          6
                                       -----           -----                          -----          -----
Income before income taxes........       1.6             1.3            27              0.9            1.3        (26)
Income tax provision..............       0.6             0.5             -              0.3            0.5          -
                                       -----           -----                          -----          -----
Net income........................       1.0%            0.8%           25%             0.6%           0.8%       (27)%
                                       =====           =====            ==            =====          =====      =====


RESULTS OF OPERATIONS
----------------------

THIRD QUARTER
1997 COMPARED WITH 1996
-----------------------

Net sales for the third quarter of 1997 increased 6% to $71,660,000, from $67,610,000 in the third quarter of 1996. Sales of brand-name pharmaceuticals increased 28%, sales of generic pharmaceuticals decreased 34% and sales of medical/surgical supplies increased 11%. The decrease in sales of generic pharmaceuticals was due to price deflation, exiting the government supply contract business and loss of pharmacy customers. Growth in sales to health-care practitioner customers accounted for the sales increase in medical/surgical
supplies.   Management estimates that the 19-day strike at United Parcel Service in the third quarter of 1997 reduced sales by more than $1 million during the quarter.

The gross margin rate of 16.2% in the third quarter of 1997 was slightly higher than the 15.9% rate in the third quarter of 1996. Gross profit dollars increased 8% in the third quarter of 1997 to $11.6 million from $10.8 million in the third quarter of 1996. The increased gross profit resulted from greater gross profits on increased sales of medical/surgical supplies and brand-name pharmaceuticals, which more than offset decreased gross profits on lower sales of generic pharmaceuticals.

Selling, general and administrative expenses during the third quarter of 1997 increased 6% from the comparable quarter of 1996. The largest increase in expenses resulted from enlarging the sales staff. In addition, freight expenses increased in the 1997 quarter.

Interest expense for the 1997 quarter increased slightly from the 1996 quarter. The effect on interest expense of higher interest rates for the 1997 quarter was mostly offset by decreased debt levels in the 1997 quarter.

Net income and earnings per share for the 1997 quarter increased 25% from the third quarter of 1996 due to gross profit increasing more than the increase in selling, general and administrative expenses. Management estimates that the strike at United Parcel Service reduced earnings per share by approximately $.08 for the third quarter of 1997.

FIRST THREE QUARTERS
1997 COMPARED WITH 1996
-----------------------

Net sales for the first three quarters of 1997 increased 6% to $229,740,000 from $216,283,000 in the first three quarters of 1996. Sales of brand-name pharmaceuticals increased 24%, sales of generic pharmaceuticals decreased 31% and sales of medical/surgical supplies increased 14%. The decrease in sales of generic pharmaceuticals was due to price deflation, exiting the government supply contract business and loss of pharmacy customers. Growth in sales to health-care practitioner customers accounted for the sales increase in medical/surgical supplies.

For the first three quarters of 1997 gross profit dollars increased 6%. The increased gross profit resulted from greater gross profits on increased sales of medical/surgical supplies and brand-name pharmaceuticals, which more than offset decreased gross profits on lower sales of generic pharmaceuticals.

Selling, general and administrative expenses during the first three quarters of 1997 increased 7% compared with the first three quarters of 1996. The largest increase in expenses resulted from enlarging the sales staff. In addition, freight expenses increased in the 1997 period.

Interest expense during the first three quarters of 1997 increased 6% compared with the first three quarters of 1996 due to higher interest rates.

The $800,000 or $.18 per share "unusual item" for the first three quarters of 1997 consists of a non-recurring charge to earnings taken in the first half of 1997 for estimated liabilities in connection with exiting supply contracts with the U.S. government. The costs are for losses on product returns and for severance pay to terminated employees.

Net income and earnings per share for the first three quarters of 1997 decreased approximately 30% due primarily to the charges associated with the decision to exit the government supply contract business. Without these charges, earnings per share would have been $.63 for the first three quarters of 1997, compared to $.64 for the first three quarters of 1996. Management estimates that the strike at United Parcel Service reduced earnings per share by approximately $.08 for the 1997 period.

FINANCIAL CONDITION
-------------------

During the first three quarters of 1997, net cash flow from operating activities of $6.9 million was used primarily to reduce revolving credit financing by $6.4 million. Cash sources from operating activities consisted of $1.3 million in net income, $1.3 million in non-cash expense items reflected in net income and a $9.3 million reduction in inventories. Somewhat offsetting these sources of cash were uses from operations consisting of a $3.0 million increase in accounts receivable, a $1.2 million decrease in accounts payable and a net change in prepaid/accrued expenses and other current assets of $0.9 million. The increase in accounts receivable was due to higher sales in the third quarter of 1997 than in the fourth quarter of 1996. The decrease in inventories and the related decrease in accounts payable were attributable to a decrease in inventory position buying of brand-name pharmaceuticals and to inventory management.

The Company's present bank financing agreement, provides a $25 million revolving line of credit through December, 1999. The facility provides for funding limited by a formula using accounts receivable balances and inventory levels as the primary variables. Interest on loans is charged at the prime rate or, at the option of the Company, at the Eurodollar rate plus a rate in a range of 1%
to 2% depending on the financial leverage of the Company.   In addition, the
Company pays a 1/4% commitment fee on the unused line of credit. Substantially all assets of the Company have been pledged as collateral and the agreement contains covenants and restrictions relating to asset protection, financial condition, dividends, investments, acquisitions and certain other matters.

During the fourth quarter of 1997 and first quarter of 1998, in connection with restructuring the Company's business (See Note 2 to Financial Statements), management plans to use the cash generated from exiting the wholesale drug distribution business to reduce debt. After the restructuring, management estimates its debt requirements for the remaining business will range during 1998 from a high of $5 million to a low of zero. Management anticipates that the Company will not be in compliance with certain financial covenants of its financing agreement at the end of 1997 due to the fourth quarter non-recurring costs and expenses associated with restructuring the Company. At that time, management expects to successfully negotiate amendments to the bank financing agreement to more appropriately serve the needs of the Company.

Management believes that the funding needs of the Company for operating working capital and equipment purchases will continue to be met through income from operations and financing under its line of credit.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including but not limited to, projections of future sales, gross profits and costs and expenses and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

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

MOORE MEDICAL CORP.
(REGISTRANT)


By:      /s/ John A. Murray               By:     /s/ Victor H. Emerson, Jr.
   -------------------------------------     -----------------------------------
     John A. Murray                           Victor H. Emerson, Jr.
     Vice President - Finance and             Controller and Chief
       Chief Financial Officer                  Accounting Officer
     November 12, 1997                        November 12, 1997