Form 10-K405
period 1997-12-31
MOORE MEDICAL CORP
filed 1998-04-03
CIK 74691

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         ____________________________

                                     1997
                                  FORM 10 - K
                                 ANNUAL REPORT

                   For the fiscal year ended January 3, 1998

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

COMMON STOCK ($.01 PAR VALUE)                 AMERICAN STOCK EXCHANGE
(Title of Each Class)              (Name of each exchange on which registered)
--------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No__________
                                   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates (i.e. other than identified 10% holders, and holdings attributed to executive officers and directors) of the Registrant as of March 27, 1998 was $20,349,779.

     Number of shares of Common Stock outstanding (exclusive of 313,753 treasury
shares) as of March 27, 1998:   2,932,061.
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's proxy statement for its 1998 Annual Meeting of Shareholders referred to in Part III of this report are incorporated by reference. The exhibit index is located on pages 28-30. Total number of pages in the numbered original (including exhibits) is 62.

                         This is page 1 of 62  pages.
================================================================================

                              MOORE MEDICAL CORP.
                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I
---------------------------------------------------------------------------------------------------------------
ITEM 1.  Business                                                                                        3
ITEM 2.  Properties                                                                                      7
ITEM 3.  Legal Proceedings                                                                               7
ITEM 4.  Submission of Matters to a Vote of Security Holders                                             7

PART II
---------------------------------------------------------------------------------------------------------------
ITEM 5.  Market for Registrant's Common Equity and Related Shareholder Matters                           8
ITEM 6.  Selected Financial Data                                                                         9
ITEM 7.  Management's Discussion and Analysis Results of Operations and Financial Condition             10
ITEM 8.  Financial Statements and Supplementary Data                                                    14
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           26

PART III
---------------------------------------------------------------------------------------------------------------
ITEM 10.  Directors and Executive Officers of the Registrant                                            27
ITEM 11.  Executive Compensation                                                                        27
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management                                27
ITEM 13.  Certain Relationships and Related Transactions                                                27

PART IV
---------------------------------------------------------------------------------------------------------------
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                               28

SIGNATURES                                                                                              31

ITEM 1.  BUSINESS

Moore Medical Corp. (the "Company") is a national marketer and distributor of healthcare products, to approximately 100,000 healthcare practitioner customers in non-hospital settings. Primary customer groups are physicians, emergency medical services, medical departments at industrial sites, podiatrists, and university/school health services. It markets approximately 7,000 medical/surgical and pharmaceutical supply products (SKUs) through direct mail, telesales, and a small field sales force. Most customer orders are processed by call center representatives. The Company fulfills orders from its regional distribution centers in Connecticut, Florida, Illinois and California and ships orders nationwide by common carriers. More than 90% of customers receive orders within two business days. The Company is in its fifty-second year of operation, and it has served healthcare practitioner customers for over 25 years. In 1997, the Company exited its wholesale drug distribution business, and the description of its operations in this report focuses on its remaining healthcare practitioner business.


RECENT DEVELOPMENTS

In October, 1997, the Company decided to exit from its wholesale drug distribution business, in which sales to pharmacies continued to experience increased competition and shrinking gross margins, in order to concentrate on its remaining and more profitable healthcare practitioner business. The wholesale drug distribution business sold primarily pharmaceuticals, while sales of the healthcare practitioner business are mainly medical/surgical products. The exit plan has been substantially completed: most of the excess pharmaceutical inventory has been sold; most of the accounts receivable from pharmacy customers have been collected; and the staff has been reorganized and downsized. The liquidation of inventory and accounts receivable generated cash which was used to reduce the Company's debt to $1.5 million at the end of 1997.

During 1997, the Company's wholesale drug distribution business generated approximately 60% of the Company's total sales while its healthcare practitioner business generated approximately 40% of its total sales, with gross margins of 30%. Sales to healthcare practitioners increased by over 20% in 1997 over the prior year. The Company incurred non-recurring inventory markdowns and write-offs, costs and expenses of approximately $6 million ($1.28 per share) in 1997 in connection with its withdrawing from the wholesale drug distribution business. See Note 2 to financial statements.

In April, 1997, the Company decided to exit various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department due to the highly competitive nature of the business, the complexity of contractual price compliance regulations and related administrative burdens. A $4 million ($.90 per share) non-recurring charge was made to 1996 earnings for contract price deficiencies, associated costs and 1996 costs related to the decision to exit the supply contracts. In addition, in 1997 the Company incurred non-recurring charges to earnings of $800,000 ($.18 per share) for costs of exiting that business. The final amount of the price deficiency adjustments is subject to the outcome of contract settlement discussions which the Company has requested with the governmental agencies or to an adjudicated disposition. See Notes 2 and 9 to financial statements.

DISTRIBUTION OF HEALTHCARE PRODUCTS

Most product manufacturers will not sell directly to healthcare practitioners in the small quantities of products they regularly use. Moreover, most healthcare practitioners prefer the administrative efficiencies of purchasing their supplies from one or a few sources rather than from hundreds of manufacturers. Healthcare product distributors, by selling a very wide range of products purchased from many manufacturers, economically move products from the manufacturers' large, but separately narrow, product inventories to the smaller volume, but much more varied, product selections required by healthcare practitioners. Customers find it efficient and convenient to rely on the availability from distributors of thousands of different products, manufactured by hundreds of manufacturers, offered at competitive prices, with prompt delivery and a variety of other services.

The market for healthcare products at non-hospital sites has been growing and is expected to continue to grow in the United States for several reasons:
     . Healthcare cost containment pressures which cause an increasing proportion of healthcare to be provided at more economical sites than hospitals.
     . Medical advances that increase the amount of care available and the variety of products for diagnosis and treatment.
     .   An aging population.

Cost containment pressures and the emergence of managed care in the United States have resulted in several trends which affect the delivery of healthcare products:
     . Consolidations of physician customers, as sole practitioners form groups and as physician practice organizations (PPO's) form to provide business management for large numbers of physicians.
     . Consolidations of other customer groups, notably emergency medical services and podiatrists.
     . Consolidations of distributors of healthcare products into larger organizations, serving broader geographic areas.
     .   Evidence of consolidations among manufacturers of healthcare products.

There is a trend toward increasing expectations by customers for better services and prices. Services include: a broad selection of products, speed of delivery, reliability of supply, and ease of ordering. Moreover, customers require increasing amounts of information on product specifications, product use, pricing and government regulation.

PRODUCTS

The Company distributes approximately 7,000 healthcare product stock keeping units ("SKUs") consisting of medical/surgical supplies and pharmaceuticals. The Company's broad and diversified selection of medical/surgical supplies includes gauze and wound dressings, examination room supplies, diagnostic tests and equipment, personal protection products, surgical instruments, emergency response supplies, continuing care products and infection control supplies. Although most of its products are consumables and disposables, the Company also sells small-dollar medical/surgical equipment. It is one of the few distributors of medical/surgical products to non-hospital healthcare practitioners that also offers pharmaceuticals. Pharmaceutical products include unit-dose medications, vaccines, injectables and ointments. The Company purchases all its products, primarily direct from manufacturers, and does not manufacture any product.

The Company exited the wholesale drug distribution business, in which it sold primarily pharmaceuticals, during the fourth quarter of 1997. See "Recent Developments," above. Most of the Company's medical/surgical supply sales were to healthcare practitioner end-users, while before withdrawing from its wholesale drug distribution business most of its pharmaceutical sales were to pharmacies for resale. The following table shows sales and the percentages of total sales for the past three years of pharmaceuticals and medical/surgical supplies:

Dollars in thousands             1997            1996           1995
--------------------             ----            ----           ----
Pharmaceuticals              $197,483        $207,618       $220,085
                                 68.5%           72.5%          76.1%

Medical/surgical supplies    $ 91,030        $ 78,731       $ 68,977
                                 31.5%           27.5%          23.9%

CUSTOMERS

The Company's approximately 100,000 healthcare practitioner customers typically use the Company's products in non-hospital settings. Its most significant customer groups, which account for approximately 85% of its sales, are physicians, emergency medical services, medical departments at industrial sites, podiatrists and university/school health services. Most of the customers use the products in their healthcare practice as opposed to buying the products for resale. An insignificant portion of the Company's direct customers are individual medical patients. No healthcare practitioner customer in 1997 accounted for more than 2% of the Company's total sales to these customers.


MARKETING AND DISTRIBUTION

The Company markets nationally to existing and prospective customers through direct mail, outbound telesales calls, and a small number of national account field sales representatives. The Company considers direct marketing to be one of its core strengths.

Catalogs and other product literature are designed by the Company's in-house advertising department with different products featured for targeted customer groups. Mailings are regularly made to current customers based on buying patterns and to prospective customers based on mailing lists. The Company provides for electronic ordering by customers through both a CD-ROM catalog and an internet presence.

Many customers order through one of the Company's 800 telephone numbers in response to direct mail catalogs or other advertising literature. Their orders are processed by representatives in the Company's inbound call center. Call center representatives are trained on product features, to respond to customer
inquiries and on the Company's computerized order entry procedures.   In
addition, the Company has a staff of outbound telesales representatives who specialize in one or more customer groups. They are trained on selling techniques to effectively promote sales and establish new customers. An advanced phone system supports each call center and telesales representative, and each is equipped with a computer terminal for access to customer and product information and the order entry processing system. A small number of field sales representatives build relationships and negotiate sales terms with the Company's larger customers in the industrial market.

The Company fulfills orders from its regional distribution centers in Connecticut, Florida, Illinois and California. Customer orders are directed by its computer systems from the call center and telesales to the distribution center closest to the customer. There, orders are picked, packed and shipped to customers by common carriers. The Company utilizes United Parcel Services (UPS) for the shipment of most of its customers' orders and, accordingly, is dependent on UPS for efficient delivery services. More than 90% of customers receive orders within two business days. The Company considers distribution reliability to be a core strength.

The Company's marketing, sales, distribution and purchasing processes are information intensive, making its computer systems essential to efficient operations.

SUPPLIERS

The Company distributes the products of approximately 650 manufacturers of medical/surgical supplies and pharmaceuticals. It purchases most products directly from manufacturers, but also purchases some products from other distributors. In 1997 the largest suppliers of the products which it sold in its healthcare practitioner business were Allied Healthcare Products, Inc., Graham-Field Health Products, Inc., Johnson & Johnson Healthcare Systems, Inc., Laerdal Medical Corp., Microflex Medical Corp., SmithKline Beecham Pharmaceuticals, and Tillotson Healthcare Corporation. Management believes the Company is a significant customer of a small portion of its vendors. It has several competing sources for many medical/surgical supplies and pharmaceuticals. Sales of products from its largest supplier in 1997 accounted for less than 5% of total sales to healthcare practitioner customers. The Company does not have any significant long-term purchase commitments with its suppliers, nor does it have any exclusive rights for a territorial area.



COMPETITION

Competitors consist of large national distributors, regional distributors and local distributors. Some use primarily direct marketing methods, like the Company, and others make sales and deliveries to their customers with a
dedicated sales force and fleet of delivery vehicles.   According to a market
research report by a national brokerage firm, in the physician market, five national distributors larger than the Company account for approximately 40% of the sales volume of healthcare supplies to this market. These national distributors have been growing in recent years through both internal growth and through acquisitions of regional and local distributors. The remaining distributors to this market are believed to be smaller than the Company and consist primarily of regional and local distributors. In each of the Company's other markets, the competition is more fragmented and the Company believes it is one of the top five leading distributors. The strongest competitors in each market area generally compete with the Company in only one or a few of its market areas.

Generally, the Company competes with other distributors on breadth of product line, delivery speed, price, order completion rates, and other value-added customer service factors. Customers place high value on reliability, ease of doing business and speed. As more healthcare practices consolidate into larger, more geographically spread, organizations, there will be a growing number of large customers that will require their distributor of choice to be able to reliably service many locations in numerous states and/or regions of the country.

REGULATION

The manufacturing, marketing, labeling, packaging and distribution of medical/surgical products and pharmaceuticals are subject to regulation by federal, state and local governmental authorities. The Company is licensed to distribute pharmaceutical products, including certain controlled substances. Its operating and security practices must comply with statutes and regulations of the U.S. Food and Drug Administration, the federal Drug Enforcement Agency and state boards of pharmacy and health. The Company believes that it is in material compliance with the applicable statutes and regulations. The Company is indirectly affected by Medicare, Medicaid and other governmental regulations to which many of its customers are subject and by managed care plans in which many participate. Such programs' payment and reimbursement policies encourage customers to economize in purchasing healthcare products.


EMPLOYEES

As of January 3, 1998, the Company had 320 full-time employees and 32 part-time employees. Of the full-time employees, 140 worked in its sales and marketing operations. All the Company's operations are non-union.


ITEM 2.  PROPERTIES

The Company owns no real property and it leases all its operating facilities. Its distribution centers are located in New Britain, Connecticut (92,000 square feet), Jacksonville, Florida (60,000 square feet), Lemont, Illinois (44,000 square feet), and Visalia, California (51,000 square feet). The Jacksonville, Visalia, and Lemont facilities have been constructed within the last eight years and are well equipped and laid out for operating efficiencies. The older New Britain facility is well equipped and maintained but less favorably arranged for operating efficiencies. Management considers all of the distribution centers to be in satisfactory condition.

The Company's main offices are located in an industrial park in New Britain, Connecticut, where it occupies three buildings (43,000 square feet) adjacent to its main distribution center in a campus-like setting. In these offices, the business functions of order processing, telesales, marketing, purchasing, information services, finance, and administration are performed. Office space is adequate for the Company's present needs.


ITEM 3.  LEGAL PROCEEDINGS

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fiscal fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is listed on the American Stock Exchange (trading symbol "MMD"). The following sets forth, for each quarter since the beginning of 1996, the high and low sale prices of the common stock on the American Stock Exchange Composite Tape.

                                                    1997                                      1996
                                   ------------------------------------         -------------------------------
Quarters:                                   High               Low                    High            Low
                                          --------            -----                 --------         ------
First..............................     $  11 3/8           $ 8 7/8                $ 12 1/2         $ 9 5/8
Second.............................        13 1/2             8                      14              10 3/8
Third..............................        12 13/16           9 3/4                  12 3/8           9 5/8
Fourth.............................        11 1/2             9 7/8                  11 1/8           9 1/8

The high and low sale prices of the common stock on March 27, 1998 were $11 1/4 and $11 1/6 respectively. The estimated number of holders (including estimated beneficial holders) of the Company's common stock as of March 27, 1998 was approximately 2,500.

The Company has paid no cash dividends and has no plans to do so in the foreseeable future. Its loan agreement contains restrictions on dividend payments.

ITEM 6.  SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------
Amounts in thousands, except per share data       1997             1996             1995            1994             1993
------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS

Net sales                                          $288,513         $286,349         $289,062         $271,799        $275,722

Cost of products sold                               249,451          243,949          247,556          232,795         239,501
                                                   --------         --------         --------         --------        --------

Gross profit                                         39,062           42,400           41,506           39,004          36,221

Selling, general and
     administrative expenses                         41,857           41,481           35,410           31,553          28,618
                                                   --------         --------         --------         --------        --------

Operating income (loss)                              (2,795)             919            6,096            7,451           7,603

Interest expense, net                                 1,898            1,813            2,609            2,042           2,688
                                                   --------         --------         --------         --------        --------

Income (loss) before income taxes                    (4,693)            (894)           3,487            5,409           4,915

Income tax provision (benefit)                       (1,772)            (329)           1,168            1,896           1,796
                                                   --------         --------         --------         --------        --------

Net income (loss)                                  $ (2,921)        $   (565)        $  2,319         $  3,513        $  3,119
                                                   ========         ========         ========         ========        ========

Basic and diluted net income (loss) per share        $(1.00)           $(.19)            $.80            $1.21           $1.08
                                                   ========         ========         ========         ========        ========

Weighted average shares outstanding                   2,923            2,921            2,900            2,908           2,887
                                                   ========         ========         ========         ========        ========

BALANCE SHEET DATA

Working capital                                    $ 20,142         $ 42,985         $ 41,816         $ 42,029        $ 42,107
                                                   ========         ========         ========         ========        ========

Total assets                                       $ 39,203         $ 81,541         $ 75,363         $ 75,477        $ 73,483
                                                   ========         ========         ========         ========        ========

Debt                                               $  1,512         $ 22,726         $ 21,672         $ 23,798        $ 27,183
                                                   ========         ========         ========         ========        ========

Shareholders' equity                               $ 22,623         $ 25,376         $ 25,856         $ 23,309        $ 19,741
                                                   ========         ========         ========         ========        ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following table sets forth items included in the Statements of Operations as a percentage of net sales for the fiscal years indicated.

                                                                          % OF NET SALES
                                                 --------------------------------------------------------------
                                                          1997                 1996                 1995
                                                         -----                 ----                 ----
Net sales                                                100.0%               100.0%               100.0%
Cost of products sold                                     86.5                 85.2                 85.6
                                                         -----                -----                -----
Gross profit                                              13.5                 14.8                 14.4
Selling, general & administrative expenses                14.5                 14.5                 12.3
                                                         -----                -----                -----
Operating income (loss)                                   (1.0)                 0.3                  2.1
Interest expense, net                                      0.6                  0.6                  0.9
                                                         -----                -----                -----
Income (loss) before income taxes                         (1.6)                (0.3)                 1.2
Income tax provision (benefit)                            (0.6)                (0.1)                 0.4
                                                         -----                -----                -----
Net income (loss)                                        (1.0)%                (0.2)%                0 .8%
                                                         =====                =====                =====

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

In the fourth quarter of 1997, the Company exited from its wholesale drug distribution business. (See Note 2 to the financial statements.) This involved notifying customers of the planned withdrawal from the business, selling off excess pharmaceutical inventory, collecting accounts receivables from pharmacy customers and staff reorganizations and downsizing. This business generated approximately 60% of the Company's 1997 sales, while its remaining healthcare practitioner business generated approximately 40% of its sales, with gross margins of 30%. The Company incurred non-recurring inventory markdowns and write-offs, costs and expenses of approximately $6.0 million ($1.28 per share) in 1997 in connection with its withdrawing from the wholesale drug distribution business.

Net sales for the year 1997 of $288.5 million increased slightly from 1996. Sales to wholesale drug distribution customers decreased approximately 10% in 1997 while sales to healthcare practitioner customers increased over 20%. Sales of pharmaceuticals decreased 5%, primarily due to exiting from the wholesale drug distribution business. Sales of medical/surgical supplies for the year increased 16% to $91.0 million due to growth in sales to healthcare practitioners.

Gross profit decreased 8% to $39.1 million in 1997 and the overall gross margin rate of 13.5% for 1997 was lower than the 14.8% in the prior year. Gross profit was negatively affected due to almost $5.0 million of inventory markdowns and write-offs associated with exiting from the wholesale drug distribution business and to approximately $500,000 of inventory markdowns for discontinued medical/surgical supplies associated with narrowing the product offerings to healthcare practitioners. The Company's sales prices generally reflect changes in product acquisition costs, and, therefore, the effects of inflation and deflation on the gross profit margin rate are not significant.

Selling, general and administrative expenses overall for 1997 increased slightly from the prior year. Expenses for personnel increased primarily due to an enlarged sales staff and freight expenses increased in 1997. In the fourth quarter of 1997, the Company recorded over $1.0 million of charges related to exiting from the wholesale drug distribution business, primarily to reserve for uncollectible accounts receivable. Selling, general and administrative expenses were also negatively affected $800,000 ($.18 per share) during the first two quarters of 1997 in connection with exiting various federal government supply contracts. In the fourth quarter of 1996, the Company recorded $4.0 million ($.90 per share) of charges related to the government supply contracts. (See Notes 2 and 9 to the financial statements.)

Selling, general and administrative expenses for 1998 will benefit from reductions in staff, freight expense and other variable expenses previously associated with the wholesale drug distribution business. As a result of exiting from this part of the business, the remaining healthcare practitioner business will bear the fixed selling, general and administrative expenses related to all facilities, systems, management and other overheads. The Company's infrastructure now has the capacity to support higher sales, and the profitability of the remaining healthcare practitioner business is expected to be low in early 1998 until planned sales growth more fully utilizes the Company's capacity.

Interest expense increased slightly during 1997. The effect on interest expense of higher interest rates in 1997 was mostly offset by lower debt levels in 1997, particularly during the second half of the year.

The effective income tax benefit rate of 37.8% was higher than the federal statutory tax rate due primarily to state income tax benefits. Management estimates the 1998 effective income tax rate will be approximately 37%.

The net loss for 1997 was primarily attributable to the charges associated with exiting from the wholesale drug distribution business. The costs associated with exiting from federal government supply contracts also negatively affected
the 1997 net loss.   Management estimates that a strike at United Parcel
Services in the third quarter of 1997 increased the loss per share by approximately $.08 for the year.

1996 COMPARED WITH 1995

Net sales of $286.3 million decreased 1% from 1995. Sales of medical/surgical supplies increased 14% in 1996 to $78.7 million. Growth in sales to healthcare practitioner customers accounted for most of the sales increase in medical/surgical supplies. Brand-name pharmaceutical sales were essentially the same in both years. Dollar sales volume of generic pharmaceuticals decreased 13% in 1996 due to a significant industry-wide deflation in prices.

Gross profit increased approximately 2% to $42.4 million in 1996. Gross profit benefited significantly from the increased sales of medical/surgical supplies, which have higher gross margin rates than pharmaceuticals. Management estimates that gross profit was reduced by at least $2.0 million in 1996 versus 1995 as a result of the significant drop in prices of generic pharmaceuticals from the prior year. Overall, the gross margin rate for 1996 was 14.8%, an increase from 14.4% in 1995. The Company's sales prices generally reflect changes in product acquisition costs, and, therefore, the effects of inflation and deflation on the gross profit margin rate are not significant.

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

FINANCIAL CONDITION

During 1997 the financial condition of the Company improved. Debt of $1.5 million at the end of 1997 was at the lowest level in over ten years. The significant reduction in debt and significant reductions in other assets and liabilities were the result of the withdrawal from the Company's wholesale drug distribution business during the fourth quarter of 1997. Net cash provided by operating activities in 1997 was $21.9 million, of which $21.2 million was used to pay down debt and $0.7 million was used for capital expenditures. Operating activities generated cash sources of $30.4 million from a decrease in inventories, $10.5 million from a decrease in accounts receivable, $1.0 million from net non-cash elements in earnings and $0.9 million from a net change in other assets and liabilities. In addition to paying down debt and purchasing equipment, these cash sources were used to pay down $18.0 million of accounts payable and fund the net loss for the year of $2.9 million.

The Company's present bank financing agreement, provides a $10 million revolving line of credit through December, 1999. The facility provides for funding limited by a formula using accounts receivable balances and inventory levels as the primary variables. Interest on loans is charged at the prime rate or, at the option of the Company, at the Eurodollar rate plus a rate in a range of 1% to 2% depending on the financial leverage of the Company. In addition, the Company pays a 1/4% commitment fee on the unused line of credit. Substantially all assets of the Company have been pledged as collateral and the agreement contains covenants and restrictions relating to asset protection, financial condition, dividends, investments, acquisitions and certain other matters. At January 3, 1998, the Company was not in compliance with various financial covenants under the agreement due to the non-recurring charges associated with exiting from the wholesale drug distribution business. The Company has received waivers from the bank regarding these financial covenants and the financial covenants in the agreement have been amended to reflect the new financial condition and reduced borrowing needs of the Company.

Management believes that the funding needs of the Company for operating working capital and equipment purchases will continue to be met through income from operations and financing available under its line of credit. Capital expenditures for 1998 are expected to be approximately $5.5 million. The most significant 1998 planned capital expenditure, estimated to be $4.5 million, is for the development of computer software to replace substantially all of the Company's business computer systems. Maintenance of the current systems, which were developed internally and enhanced over many years, has become expensive and problematic due to the age of the systems, the complexity of changes to the systems and the high cost and lack of availability of computer programmers. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Adoption of this Statement of Position is required for the Company's 1999 fiscal year, however, early adoption is permitted. Management has not determined when it will adopt this Statement of Position or the impact of adoption on the Company's results of operations, but believes that adoption would not have a material effect on the Company's financial condition.

YEAR 2000 ISSUE

The Year 2000 date issue arises from the fact that many computer programs use only two digits to identify a year in a date field. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, an inability to process transactions, send invoices, or engage in similar normal business activities. Although the Company's present computer systems are not Year 2000 compliant, the majority of these systems are in the process of being replaced with fully-compliant new systems. The new systems' implementation is planned to be completed by the end of 1998. Management does not expect costs associated with the Year 2000 issue to have a material adverse impact on the Company's financial position, results of operations or liquidity. However, the Company could be adversely impacted by the Year 2000 date issue if its suppliers, service providers, customers and other businesses do not address this issue successfully. Management plans to assess these risks in order to reduce the impact on the Company.

FORWARD-LOOKING INFORMATION

From time to time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but, not limited to, press releases, oral statements made by or with the approval of an authorized executive officer, or in this report or other filings made by the Company with the Securities and Exchange Commission. The words or phrases "trend," "expect," "grow," "will," "could," "likely result," "planned," "continued," "anticipated," "estimated," "projected" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the said Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Investors should also be aware of factors that could have an impact on the Company's business or financial position or performance. These include possible: pressures on revenues resulting, for example, from customer consolidations or changes in customer buying patterns; intensified competition resulting, for example, from distributor consolidations or pricing pressures from distributors able to benefit from economies of scale or other operating efficiencies; disruptions in services on which the Company is dependent, such as by truckers in deliveries from its suppliers, by UPS or other common carriers in deliveries to its customers, by its catalog printers or in telecommunication services, or relating to its computer systems; unfavorable outcomes of litigation to which the Company may become a party; and other factors detailed from time to time in the Company's Securities and Exchange Commission filings or other readily available or generally disseminated writings. The risks identified here are not all inclusive. Reference is also made to other parts of this report that include additional information concerning factors that could adversely impact the Company's business or financial position or performance. Moreover, the Company operates in a changing and very competitive business environment. New risks may emerge from time to time, and it is not possible for management to predict all risk factors, nor can it necessarily identify or assess the impact of all such factors on the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              MOORE MEDICAL CORP.


                         INDEX TO FINANCIAL STATEMENTS

                       AND FINANCIAL STATEMENT SCHEDULES


                                                            Page No.
                                                            --------
Report of Independent Accountants                              15

Balance Sheets at the end of years 1997 and 1996               16

Statements of Operations for the years 1997, 1996 and 1995     17

Statements of Cash Flows for the years 1997, 1996 and 1995     18

Notes to Financial Statements                                19 - 26

Financial Statement Schedule VIII - Valuation and
  Qualifying Accounts                                          32
  for the years ended 1997, 1996 and 1995.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of  Moore Medical Corp.


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Moore Medical Corp. at January 3, 1998 and December 28, 1996, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP


Hartford, Connecticut
February 16, 1998, except for Note 5,
as to which the date is March 30, 1998.

MOORE MEDICAL CORP.

BALANCE SHEETS AT END OF YEARS

----------------------------------------------------------------------------------------------------------------
Amounts in thousands                                                         1997                   1996
----------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash.............................................................              $     54         $     16
  Accounts receivable, less allowances
        of $891 and $626...........................................                15,212           25,761
  Inventories......................................................                13,416           43,828
  Prepaid expenses and other current assets........................                 2,960            4,117
  Deferred income taxes............................................                 3,354            2,356
                                                                                 --------         --------
     Total Current Assets..........................................                34,996           76,078
                                                                                 --------         --------

NONCURRENT ASSETS
  Equipment and leasehold improvements, net........................                 3,511            4,411
  Other assets.....................................................                   696            1,052
                                                                                 --------         --------
     Total Noncurrent Assets.......................................                 4,207            5,463
                                                                                 --------         --------
                                                                                 $ 39,203         $ 81,541
                                                                                 ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable.................................................              $  9,053         $ 27,071
  Accrued expenses.................................................                 5,801            6,022
                                                                                 --------         --------
     Total Current Liabilities.....................................                14,854           33,093
                                                                                 --------         --------

DEFERRED INCOME TAXES..............................................                   214              346

REVOLVING CREDIT FINANCING.........................................                 1,512           22,726

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, no shares outstanding...........................                     -                -
  Common stock-$.01 par value;
    5,000 shares authorized; 3,246 shares issued...................                    32               32
  Capital in excess of par value...................................                21,644           21,692
  Retained earnings................................................                 3,788            6,709
                                                                                 --------         --------
                                                                                   25,464           28,433
  Less treasury shares, at cost, 319 and 343 shares................              (  2,841)        (  3,057)
                                                                                 --------         --------
     Total Shareholders' Equity....................................                22,623           25,376
                                                                                 --------         --------
                                                                                 $ 39,203         $ 81,541
                                                                                 ========         ========

______________________________________________________________________________

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

STATEMENTS OF OPERATIONS FOR THE YEARS

----------------------------------------------------------------------------------------------------------------------

Amounts in thousands, except per share data                                 1997              1996             1995
----------------------------------------------------------------------------------------------------------------------
Net sales.............................................................     $288,513         $286,349          $289,062

Cost of products sold.................................................      249,451          243,949           247,556
                                                                           --------         --------          --------

Gross profit..........................................................       39,062           42,400            41,506

Selling, general and administrative expenses..........................       41,857           41,481            35,410
                                                                           --------         --------          --------

Operating income (loss)...............................................       (2,795)             919             6,096

Interest expense, net.................................................        1,898            1,813             2,609
                                                                           --------         --------          --------

Income (loss) before income taxes.....................................       (4,693)            (894)            3,487

Income tax provision (benefit)........................................       (1,772)            (329)            1,168
                                                                           --------         --------          --------

Net income (loss).....................................................     $ (2,921)        $   (565)         $  2,319
                                                                           ========         ========          ========

Basic and diluted net income (loss) per share.........................       $(1.00)          $(0.19)            $0.80
                                                                           ========         ========          ========
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

STATEMENTS OF CASH FLOWS FOR THE YEARS

----------------------------------------------------------------------------------------------------------

Amounts in thousands                                                     1997            1996      1995
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................          $ (2,921)      $  (565)     $ 2,319
Adjustments to reconcile net income (loss) to net cash flow
provided by operating activities:
  Depreciation and amortization.............................             1,481         1,675        1,670
  Deferred income taxes.....................................            (1,130)       (1,838)         328
  Other.....................................................               603           288          (54)
  Changes in operating assets and liabilities
     Accounts receivable....................................            10,549        (2,871)      (1,737)
     Inventories............................................            30,412        (2,931)       2,263
     Other current assets...................................             1,157           642          (50)
     Accounts payable.......................................           (18,018)        2,372          167
     Other current liabilities..............................              (221)        3,333         (625)
                                                                      --------       -------      -------

  Net cash flows provided by operating activities...........            21,912           105        4,281
                                                                      --------       -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment and leasehold improvements acquired...............              (660)       (1,182)      (2,175)
                                                                      --------       -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit financing increase (decrease),net..........           (21,214)        1,054       (2,126)
                                                                      --------       -------      -------

(Decrease) increase in cash.................................                38           (23)         (20)
Cash at the beginning of year...............................                16            39           59
                                                                      --------       -------      -------

CASH AT END OF YEAR.........................................          $     54       $    16      $    39
                                                                      ========       =======      =======
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL - The Company is a national marketer and distributor of healthcare products, to approximately 100,000 healthcare practitioner customers in non-hospital settings. Primary customer groups are physicians, emergency medical services, medical departments at industrial sites, podiatrists, and university/school health services. It markets approximately 7,000 medical/surgical and pharmaceutical supply products (SKUs) through direct mail, telesales, and a small field sales force. Most customer orders are processed by call center representatives. The Company fulfills orders from its regional distribution centers in Connecticut, Florida, Illinois and California and ships orders nationwide by common carriers. The Company is in its fifty-second year of operation, and it has served healthcare practitioner customers for over 25 years.

FISCAL YEAR - The Company's fiscal year ends on the Saturday closest to December
31. The fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995 and comprised 53 weeks in 1997 and 52 weeks in 1996 and 1995.

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

SALES RECOGNITION POLICY AND CUSTOMERS - Sales are recorded upon shipment of products to customers. Accounts receivable have been reduced by estimated amounts for allowances related to future charges for uncollected accounts and product returns.

ADVERTISING - The cost of direct response catalog advertising is deferred and amortized over the expected revenues. Direct response catalog advertising consists primarily of catalog production expenses. Catalogs are effective for varying time periods but the largest catalogs are generally effective for less than a year. At January 3, 1998 and December 28, 1996, $459,000 and $460,000, respectively, of direct response catalog advertising expenses were deferred. Catalog advertising expense totaled $3,213,000, $2,983,000 and $3,150,000 in 1997, 1996 and 1995, respectively.

INCOME TAXES - The liability method is used to calculate deferred income taxes. Under this method, deferred income tax assets and liabilities are recognized on temporary differences between the financial statement and tax bases of assets and liabilities, using applicable tax rates, and on tax carryforwards.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," for all periods presented. Basic earnings per share computations are determined based on the weighted average number of shares outstanding during the period. The effect of the exercise and conversion of all securities, including stock options are included in the diluted earnings per share calculation.

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


Note 2 - BUSINESS DEVELOPMENTS

In October, 1997, the Company decided to exit from its wholesale drug distribution business, in which sales to pharmacies continued to experience increased competition and shrinking gross margins, in order to concentrate on its remaining and more profitable healthcare practitioner business. The wholesale drug distribution business sold primarily pharmaceuticals, while sales of the healthcare practitioner business are mainly medical/surgical products. The exit plan has been substantially completed: most of the excess pharmaceutical inventory has been sold; most of the accounts receivable from pharmacy customers have been collected; and the staff has been reorganized and downsized. The liquidation of inventory and accounts receivable generated cash which was used to reduce the Company's debt to $1.5 million at the end of 1997.

During 1997, the Company's wholesale drug distribution business generated approximately 60% of the Company's total sales, while its healthcare practitioner business generated approximately 40% of its total sales, with gross margins of 30%. Sales to healthcare practitioners increased by over 20% in 1997 over the prior year. The Company incurred non-recurring inventory markdowns and write-offs, costs and expenses of approximately $6 million or $1.28 per share (unaudited) in 1997 in connection with its withdrawing from the wholesale drug distribution business.

In April, 1997, the Company decided to exit various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department due to the highly competitive nature of the business, the complexity of contractual price compliance regulations and related administrative burdens. A $4 million ($.90 per share) non-recurring charge was made to 1996 earnings for contract price deficiencies, associated costs and 1996 costs related to the decision to exit the supply contracts. In addition, in 1997, the Company incurred non-recurring charges to earnings of $800,000 ($.18 per share) for costs of exiting that business. The final amount of the price deficiency adjustments is subject to the outcome of contract settlement discussions which the Company has requested with the governmental agencies or to an adjudicated disposition.

NOTE 3 - INCOME TAXES

The income tax provision consists of the following:

-------------------------------------------------------------------------------------
Amounts in thousands                                1997           1996         1995
-------------------------------------------------------------------------------------
Current
 Federal                                          $  (733)       $ 1,421       $  797
 State                                                 91             88           43
                                                  -------        -------       ------
   Total current                                     (642)         1,509          840
                                                  -------        -------       ------
DEFERRED                                           (1,130)        (1,838)         328
                                                  -------        -------       ------
   Total provision (benefit)                      $(1,772)       $  (329)      $1,168
                                                  =======        =======       ======

A reconciliation of the statutory federal income tax rate and the effective income tax rate as a percentage of pretax income is as follows:

-------------------------------------------------------------------------------------
                                                    1997           1996         1995
-------------------------------------------------------------------------------------
Statutory federal income tax rate                  (34.0)%        (34.0)%      34.0%
State income taxes, net of federal tax benefit      (5.6)          11.6         2.4
Valuation allowance                                    -          (16.8)       (2.2)
Other - net                                          1.8            2.4        (0.7)
                                                   -----          -----        ----
Effective income tax rate                          (37.8)%        (36.8)%      33.5%
                                                   =====          =====        ====

Deferred income tax assets and liabilities at the end of each year consist of the tax effects of temporary differences related to the following:

------------------------------------------------------------------------
Amounts in thousands                                1997           1996
------------------------------------------------------------------------
Allowance for doubtful accounts                   $  485         $  274
Inventories                                        1,457            954
Accrued expenses                                   1,690          1,393
Other                                                187             56
                                                  ------         ------
  Deferred Tax Assets                              3,819          2,677
                                                  ------         ------

Accumulated depreciation                             (49)          (162)
Prepaid pension expense                             (418)          (351)
Catalog advertising                                 (212)          (154)
                                                  ------         ------
  Deferred Tax Liabilities                          (679)          (667)
                                                  ------         ------
                                                  $3,140         $2,010
                                                  ======         ======

Income tax payments totaled $459,000, $1,762,000 and $742,000 in 1997, 1996 and
1995, respectively.

NOTE 4 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment, leasehold improvements and accumulated depreciation are summarized as follows:

-------------------------------------------------------------------------
Amounts in thousands                                1997           1996
-------------------------------------------------------------------------
Equipment                                         $10,145        $11,112
Leasehold improvements                              2,962          3,098
                                                  -------        -------
                                                   13,107         14,210
Less accumulated depreciation                      (9,596)        (9,799)
                                                  -------        -------
                                                  $ 3,511        $ 4,411
                                                  =======        =======

NOTE 5 - REVOLVING CREDIT FINANCING

The Company has a bank financing agreement which provides a $10 million revolving line of credit through December 31, 1999. The facility provides for funding limited by a formula using accounts receivable balances and inventory levels as the primary variables. Interest on loans is charged at the prime rate or, at the option of the Company, at the Eurodollar rate plus a rate in a range of 1% to 2% depending on the financial leverage of the Company. In addition, the Company pays a 1/4% commitment fee on the unused line of credit. Substantially all assets of the Company have been pledged as collateral and the agreement contains covenants and restrictions relating to asset protection, financial condition, dividends, investments, acquisitions and certain other matters. At January 3, 1998, the Company was not in compliance with various financial covenants under the agreement due to the non-recurring charges associated with exiting from the wholesale drug distribution business. The Company has received waivers from the bank regarding these financial covenants. Additionally in March, 1998, the financial covenants under the agreement were amended to reflect the new financial condition and reduced borrowing needs of the Company. The fair value of the revolving credit debt as of January 3, 1998 approximated its reported balance.

---------------------------------------------------------------------------------------
Amounts in thousands                                1997           1996         1995
---------------------------------------------------------------------------------------
BORROWINGS
 Average                                          $19,904        $23,798       $29,777
 Maximum                                          $32,312        $28,849       $38,415

WEIGHTED DAILY AVERAGE INTEREST RATE
 For the year                                         9.5%           7.6%          8.8%
     At year end                                      8.5%           7.6%          8.5%

Cash payments for interest on revolving credit financing totaled $1,898,000, $1,893,000, and $2,634,000 in 1997, 1996 and 1995, respectively.

NOTE 6 - RETIREMENT PLANS

All employees meeting eligibility requirements participate in the Company's defined benefit pension plan under which pension benefits are based on the employee's highest consecutive five year average annual compensation. The Company's funding policy is to comply with the minimum funding requirements set by the Employee Retirement Income Security Act of 1974 (ERISA).

The components of net pension expense are as follows:

-------------------------------------------------------------------------------------------------
Amounts in thousands                                         1997            1996          1995
-------------------------------------------------------------------------------------------------
Service cost - benefits earned during the year              $  373         $   418        $  395
Interest cost on projected benefit obligation                  250             284           250
Actual return on assets                                       (723)           (501)         (625)
Net amortization and deferral                                  347             185           367
                                                            ------         -------        ------
                                                            $  247         $   386        $  387
                                                            ======         =======        ======

The funded status and balance sheet amounts at the end of each year are as follows:

------------------------------------------------------------------------------------------------------
Amounts in thousands                                              1997           1996           1995
------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated benefit obligation
 including vested benefits of $2,548, $2,228, and $2,169
                                                                 $2,701         $2,420         $2,296
                                                                 ======         ======         ======


Actuarial present value of projected benefit
   obligation for services to date                               $3,467         $3,326         $3,781
Plan assets at fair value                                         4,865          4,370          3,700
                                                                 ------         ------         ------
Plan assets more (less)than projected benefit obligation          1,398          1,044            (81)
Unrecognized prior service cost                                      46             50             54
Unamortized loss at transition                                       37             49             62
Unrecognized net (gain)loss                                        (387)          (111)           840
                                                                 ------         ------         ------
Prepaid pension expense included in the balance sheet            $1,094         $1,032         $  875
                                                                 ======         ======         ======

The present value of the projected benefit obligation was determined using a discount rate of 7.5% in 1997, 1996 and 1995. The present value of the projected benefit obligation is based on actuarial assumptions and on estimates, including an assumed discount rate which may change in the future and significantly affect the amount of this obligation. The effect of changes in the discount rate has been to increase this obligation by $390,000 in 1995. In 1996, the employee turnover assumption used to calculate the actuarial present value of the projected benefit obligation, was changed to more accurately reflect actual employee turnover. The effect of this change in assumption was to decrease the actuarial present value of the projected benefit obligation by $671,000.

The compensation rate increase assumption for all years was 5%. The assumed long-term rate of return on plan assets, which consist primarily of investments in various marketable securities, was 9% for all years presented.

In addition to the pension plan, the Company has a 401(k) defined contribution retirement plan available to employees meeting eligibility requirements. This plan provides for Company contributions of up to 3% of employees' compensation plus additional Company contributions to partially match employee contributions. The Company's expense in connection with this plan for the years 1997, 1996 and 1995 amounted to $562,000, $588,000 and $537,000, respectively.

NOTE 7 - SHAREHOLDERS' EQUITY

At January 3, 1998, the Company had three classes of preferred stock: Class A Cumulative Convertible, $5.00 par value, 200,000 shares authorized; Class B Cumulative Convertible, $10.00 par value, 70,002 shares authorized; and Class C, $1.00 par value, 1,000,000 shares authorized of which 35,000 shares have been designated as a Series I Junior Participating Preferred Stock.

Changes in Shareholders' Equity for the three years ended January 3, 1998 are as follows:


                               Common Stock         Capital
                              $.01 par value       in Excess
                           --------------------
                            Shares       Par        of Par        Retained           Treasury Stock
                                                                               --------------------------
Amounts in thousands        Issued      Value        Value        Earnings       Shares         Cost
--------------------------------------------------------------------------------------------------------
1995
  Beginning balance            3,246        $32       $21,772        $ 4,955         (388)       $(3,450)
  Net income                                                           2,319
  Stock options/stock
         compensation                                     (92)                         36            320
                                ----       ----       -------          -----         ----        -------

 Ending balance                3,246         32        21,680          7,274         (352)        (3,130)

1996
  Net income (loss)                                                     (565)
  Stock options/stock
      compensation                                         12                           9             73
                                ----       ----       -------          -----         ----        -------

 Ending balance                3,246         32        21,692          6,709         (343)        (3,057)

1997
  Net income (loss)                                                   (2,921)
  Stock options/stock
      compensation                                        (48)                         24            216
                                ----       ----       -------           ----         ----        -------

 Ending balance                3,246        $32       $21,644        $ 3,788         (319)       $(2,841)
                               =====       ====       =======          =====         ====        =======

In 1989, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one Preferred Stock Purchase Right (the "Rights") for each outstanding share of common stock. The Rights will become exercisable, with certain exceptions, only if a party acquires 15% or more of the Company's common stock or announces an offer to acquire 30% or more. When exercisable, with some exceptions, each Right will entitle its holder (other than the party acquiring 15% or more or offering to acquire 30% or more of the common stock) to buy one one-hundredth of a share of a Series I Junior Participating Preferred Stock at a purchase price of $75.00. Upon the occurance of certain events, Rightsholders (other than such party) will be entitled to purchase either preferred stock of the Company or shares of the acquiring company at half of their market value. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time prior to the earlier of the expiration of the Rights in March, 1999 or ten days following the acquisition of 15% of the Company's common stock.

NOTE 8 - STOCK OPTIONS

The 1992 Incentive Stock Option Plan authorizes stock option grants for 200,000 shares. Under the plan, options may be granted for ten years at prices not less than 100% of the fair market value of the common stock on the date of grant.
The options are exercisable as determined by the Stock Option Committee of the Board of Directors at the time of grant and are typically exercisable in four or five cumulative annual installments beginning one year after the date of grant and expiring five to ten years from the date of grant.

The table below summarizes share activity and weighted average price under this plan and a predecessor 1982 Incentive Stock Option Plan.

---------------------------------------------------------------------------------------------
                                             NUMBER OF SHARES         WEIGHTED AVERAGE PRICE
---------------------------------------------------------------------------------------------
OUTSTANDING AT END OF 1994                        144,863                     $ 9.18

  Canceled                                       ( 10,200)                      9.14
  Exercised                                      ( 26,963)                      4.64
                                                 --------
OUTSTANDING AT END OF 1995                        107,700                      10.28

  Granted                                          50,000                      12.25
  Canceled                                       (  9,850)                     11.93
  Exercised                                      (  3,250)                     10.10
                                                 --------
OUTSTANDING AT END OF 1996                        144,600                      10.91

  Canceled                                        (17,400)                     11.68
  Exercised                                       (20,750)                      6.36
                                                 --------
OUTSTANDING AT END OF 1997                        106,450                     $11.66
                                                 ========

At the end of 1997 there were exercisable 77,425 shares at a weighted average price of $11.45 and at the end of 1996 there were exercisable 77,213 shares at a weighted average price of $8.79.

In November, 1992, the Company issued a non-qualified option to purchase 7,500 shares of common stock at a price of $11.75 per share. All non-qualified options were exercisable at the end of 1997 and expire in November, 1998.

If compensation expense had been recognized based on the fair value of options at their grant date, as prescribed in Financial Accounting Standard No.123, the Company's 1997 and 1996 results of operations would not have been materially affected.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Beginning in 1991, the Company entered into various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department. In April 1997, the Company completed a review of its compliance with various pricing provisions of these contracts and, with the assistance of special legal counsel, concluded that adjustments may be due to the federal agencies for potential unasserted claims against the Company relating to pricing deficiencies under product supply contracts subject to General Services Administration and Department of Defense regulations. In the fourth quarter of 1996, the Company established a $3.8 million reserve for estimated pricing deficiency liabilities and associated legal costs. As of the end of 1997, the reserve balance was $3.3 million. The final amount of the pricing deficiency adjustment is subject to the outcome of contract settlement discussions which the Company has requested with the governmental agencies or to an adjudicated disposition. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position. Although management believes that the reserve is sufficient, it is possible the final resolution could exceed such reserve and could have a material impact on the statement of operations and cash flow in such period.

The Company leases its distribution centers, office facilities and certain equipment. Lease commitments under these agreements expire at various dates through 2006. Future minimum lease payments, as of January 3, 1998, under all leases are as follows: 1998, $1,360,000; 1999 $973,000; 2000, $727,000; 2001,
$554,000; 2002, $233,000 and later years $18,000. Rental expense amounted to $1,537,000, $1,507,000 and $1,426,000 in 1997, 1996 and 1995, respectively.


NOTE 10 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

--------------------------------------------------------------------------------------------------
Amounts in thousands,                                                              NET INCOME PER
except per share data       NET SALES        GROSS PROFIT        NET INCOME            SHARE
--------------------------------------------------------------------------------------------------
1995
  First                     $ 77,778           $10,366            $   485              $  .17
  Second                      72,271            10,237                432                 .15
  Third                       72,296            10,798                675                 .23
  Fourth                      66,717            10,105                727                 .25
                            --------           -------            -------              ------
     Year                   $289,062           $41,506            $ 2,319              $  .80
                            ========           =======            =======              ======

1996

  First                     $ 75,833           $10,597            $   633              $  .22
  Second                      72,840            10,782                641                 .22
  Third                       67,610            10,765                580                 .20
  Fourth*                     70,066            10,256             (2,419)               (.83)
                            --------           -------            -------              ------
     Year                   $286,349           $42,400            $  (565)             $ (.19)
                            ========           =======            =======              ======

1997

  First                     $ 81,042           $11,216            $   330              $   11
  Second                      77,038            11,351                266                 .09
  Third                       71,660            11,594                730                 .25
  Fourth*                     58,773             4,901             (4,247)              (1.45)
                            --------           -------            -------              ------
     Year                   $288,513           $39,062            $(2,921)             $(1.00)
                            ========           =======            =======              ======

___________________________________________________________________
*Note: The fourth quarter of 1997 includes non-recurring charges described in
Note 2 of approximately $6.0 million relating to exiting from the wholesale drug distribution business and $500,000 of inventory markdowns for medical/surgical supplies. The fourth quarter of 1996 includes charges of $4.0 million relating to government supply contracts.


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

          1. FINANCIAL STATEMENTS. The financial statements filed as part of this Form 10-K are listed in the index on page 14.

          2. FINANCIAL STATEMENT SCHEDULES. The financial statement schedules filed as part of this Form 10-K are listed in the index on page 14.

               Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS FILED UNDER ITEM 601 OF REGULATION           FILED HEREWITH OR INCORPORATED BY REFERENCE TO:
   S-K
   3. Articles of Incorporation and By-Laws

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

      .2  Certificate of Designation under               Exhibit 3.2 to Form 10-K for the fiscal year
          Delaware General Corporation Law.              ended January 3, 1981 and Exhibit 2 to Form
                                                         8-K dated March 8, 1989.

      .3  By-Laws, as amended.                           Exhibit 3.3 to Form 10-K for the fiscal year
                                                         ended January 3, 1981 and Exhibit 3.3 to Form
                                                         10-K for the fiscal year ended December 30, 1989.

4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
    HOLDERS
      .2  Rights Agreement, as amended, dated            Exhibit 1 to Form 8-K dated March 8, 1989 and Exhibit 1
          March 8, 1989.                                 to Form 8-K dated March 8, 1990.

10. MATERIAL CONTRACTS
      .1  Second Restated Amended                        Exhibit 10.1G to Form 10-K for the fiscal year ended
          Employment Agreement dated as of               January 2, 1993.
          January 1, 1993 between the Company
          and Mark E. Karp.

      .2  Amendment to Second Restated Amended           Filed herewith
          Employment Agreement between
          the Company and Mark E. Karp effective
          January 1, 1998.

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

   .4D  MetLife Savings Plan Program -                   Exhibit 10.4D to Form 10-K for the fiscal year ended
        Service Agreement.                               January 1, 1994.

   .5   Defined Benefit Pension Plan and Trust           Exhibits 10.5A, 10.5B and 10.5C to Form 10-K for the
        Agreement dated September 26, 1994, as           fiscal year ended December 31, 1994.
        amended.

   .6   Incentive Stock Option Plan and form of          Exhibit A to the 1982 Proxy Statement, Exhibit 10.2 to
        stock option.                                    Form 10-K for the fiscal year ended January 1, 1983 and
                                                         Exhibit 4(d) to a Registration statement on Form S-8
                                                         (commission file No. 33-20037) effective February 29,
                                                         1988 and Exhibit A to the 1992 Proxy Statement.

   .7   1998 Non-qualified Stock Option Plan, with       Filed herewith.
        forms of options.

   .8   Change of Control and Position Payment           Filed herewith.
        Plan.

   .9   1998 Corporate Vice Presidents' Bonus Plan       Filed herewith.

   .12  Revolving Credit Agreement by and among          Exhibit 1 to Form 8-K dated January 9, 1996.
        the Company, Bank of Boston Connecticut,
        the other lenders which are or may become
        parties thereto and Bank of Boston
        Connecticut, as agent, dated January 9,
        1996.

   .13  Security Agreement by and between the            Exhibit 2 to Form 8-K dated January 9, 1996.
        Company and Bank of Boston Connecticut
        dated January 9, 1996.

   .14  First Amendment to Revolving Credit              Exhibit 10.14 to Form 10-K for the fiscal year ended
        Agreement by and among the Company,              December 28, 1996.
        Bank of Boston Connecticut and certain
        other lending institutions, dated
        March 1, 1996.

   .15  Second Amendment to Revolving Credit             Exhibit 10.15 to Form 10-K for the fiscal year ended
        Agreement by and among the Company,              December 28, 1996.
        Bank of Boston Connecticut and certain other
        lending institutions, dated December 27, 1996.

   .16  Third Amendment to Revolving Credit              Exhibit 1 to Form 10-Q for the first quarter, ended
        Agreement by the Company and BankBoston          March 29, 1997.
        Connecticut, dated April 14, 1997.

   .17  Fourth Amendment to Revolving Credit             Filed herewith
        Agreement by the Company and BankBoston,
        N.A., dated March 30, 1998.

21.  SUBSIDIARIES                                        Exhibit 22 to Form 10-K for the fiscal year ended
     .1  Subsidiaries, identifiable pursuant to Item     December 28, 1991.
         601 (21) of Regulation S-K.

23.  CONSENT OF EXPERT                                   Filed herewith
     .1  Consent of Price Waterhouse LLP.

(b) Reports on Form 8-K: The Company did not file any Current Report on Form 8-K during the quarter ended January 3, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOORE MEDICAL CORP.

BY:  /s/  Mark E. Karp                                      BY:  /s/  John A. Murray
     --------------------------------------------                --------------------------------------------
     Mark E. Karp, President and                                 John A. Murray, Vice President and
     Chief Executive Officer                                     Chief Financial Officer
     April 1, 1998                                               April 1, 1998


                                                            BY:  /s/  Susan G. D'Amato
                                                                 --------------------------------------------
                                                                 Susan G. D'Amato, Controller
                                                                 and Chief Accounting Officer
                                                                 April 1, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Mark E. Karp                                      /s/ Peter C. Sutro
-----------------------------------------------        ___________________________________________________
Mark E. Karp, Director                                 Peter C. Sutro, Director
April 1, 1998                                          April 1, 1998

/s/ Steven Kotler                                      /s/ Wilmer J. Thomas, Jr.
-----------------------------------------------        ---------------------------------------------------
Steven Kotler, Director                                Wilmer J. Thomas, Jr., Director
April 1, 1998                                          April 1, 1998

/s/ Robert H. Steele                                   /s/ Dan K. Wassong
-----------------------------------------------        ___________________________________________________
Robert H. Steele, Director                             Dan K. Wassong, Director
April  1, 1998                                         April 1, 1998

                                                                   SCHEDULE VIII


                              MOORE MEDICAL CORP.
                       VALUATION AND QUALIFYING ACCOUNTS
        ALLOWANCES FOR RETURNS AND UNCOLLECTIBLES AND CUSTOMER REBATES

                                                                      Additions
                                                           ----------------------------
                                                                             Charged
                                         Balance at                       (credited) to                      Balance at
                                        Beginning of      Charged to          Other                            End of
                                           Period          Expenses          Accounts        Deductions        Period
                                        ------------      ----------      -------------      ----------      ----------
ALLOWANCE FOR RETURNS AND
UNCOLLECTIBLES

Fiscal Year End January 3, 1998             $320            $1,115                            $  (544)          $891

Fiscal Year End December 28, 1996           $188            $  528                            $  (396)          $320

Fiscal Year End December 30, 1995           $225            $  310                            $  (347)          $188



ALLOWANCE FOR CUSTOMER REBATES

Fiscal Year End January 3, 1998             $306            $   82                            $  (388)          $  0

Fiscal Year End December 28, 1996           $546            $2,824                            $(3,064)          $306

Fiscal Year End December 30, 1995           $160            $4,066                            $(3,680)          $546