Form 10-Q
period 1998-04-05
MOORE MEDICAL CORP
filed 1998-05-19
CIK 74691

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            _______________________

                                     1998
                                  FORM 10 - Q

                                For the Fiscal
                                 FIRST QUARTER
                              Ended April 4, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _____
                                      -----
                                   2,933,096

        Number of shares of Common Stock outstanding as of May 14, 1998


             Total number of pages in the numbered original is 13



                          This is page 1 of 13 pages.
================================================================================

                              MOORE MEDICAL CORP.


                                     INDEX

                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets at the end of the first quarter of
                   1998 and at the end of the year 1997...............    3

                 Statements of Operations for the first quarters
                   of 1998 and 1997...................................    4

                 Statements of Cash Flows for the first quarters
                   of 1998 and 1997...................................    5

                 Notes to Financial Statements........................   6-7

         Item 2. Management's Discussion and Analysis of Results
                   of Operations and Financial Condition..............   8-10

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K....................  11-13

         Signatures...................................................   11

MOORE MEDICAL CORP.

Balance Sheets at end of
---------------------------------------------------------------------------------------
Amounts in thousands                                  FIRST QUARTER 1998     YEAR 1997
                                                          (Unaudited)
---------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash                                                     $ 4,785              $ 54
   Accounts receivable, less allowances
      of $656 and $891.........................              10,225            15,212
   Inventories.................................              13,987            13,416
   Prepaid expenses and other current assets...               3,395             2,960
   Deferred income taxes.......................               3,354             3,354
                                                            -------           -------
         Total Current Assets..................              35,746            34,996
                                                            -------           -------
NONCURRENT ASSETS
   Equipment and leasehold improvements, net...               3,641             3,511
   Other assets................................                 722               696
                                                            -------           -------
         Total Noncurrent Assets...............               4,363             4,207
                                                            -------           -------
                                                            $40,109           $39,203
                                                            =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable............................             $10,013           $ 9,053
   Accrued expenses............................               6,794             5,801
                                                            -------           -------
         Total Current Liabilities.............              16,807            14,854
                                                            -------           -------

DEFERRED INCOME TAXES..........................                 214               214

REVOLVING CREDIT FINANCING.....................                  --             1,512

SHAREHOLDERS' EQUITY
   Preferred stock - no shares outstanding.....                  --                --
   Common stock - $.01 par value;
      5,000 shares authorized;
      3,246 shares issued......................                  33                32
   Capital in excess of par value..............              21,656            21,644
   Retained earnings...........................               4,192             3,788
                                                            -------           -------
                                                             25,881            25,464
   Less treasury shares, at cost, 314 and 319
      shares...................................              (2,793)           (2,841)
                                                            -------           -------
         Total Shareholders' Equity............              23,088            22,623
                                                            -------           -------
                                                            $40,109           $39,203
                                                            =======           =======
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


Statements of Operations for the
--------------------------------------------------------------------------------
Amounts in thousands, except per share data                 FIRST QUARTER
                                                     ---------------------------
                                                        1998             1997
                                                             (Unaudited)
--------------------------------------------------------------------------------
   Net sales...................................         $30,939        $81,042

   Cost of products sold.......................          21,601         69,826
                                                        -------        -------

   Gross profit................................           9,338         11,216

   Selling, general & administrative expenses..           8,701         10,184
                                                        -------        -------

   Operating income............................             637          1,032

   Interest (income) expense, net..............              (6)           517
                                                        -------        -------

   Income before income taxes..................             643            515

   Income tax provision........................             238            185
                                                        -------        -------

   Net income..................................         $   405        $   330
                                                        =======        =======
   Basic and diluted net income
      per share................................         $   .14        $   .11
                                                        =======        =======

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


Statements of Cash Flows for the
--------------------------------------------------------------------------------
Amounts in thousands                                        FIRST QUARTER
                                                         -----------------------
                                                             1998        1997
                                                                (Unaudited)
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income............................................. $     404     $   330
 Adjustments to reconcile net income to net cash
  flows provided by operating activities:
  Depreciation and amortization.........................       331         412
  Deferred income taxes.................................         -          27
  Changes in operating assets and liabilities:
   Accounts receivable..................................     4,987      (3,004)
   Inventories..........................................      (571)        125
   Other current assets.................................      (435)       (329)
   Accounts payable.....................................       960      (3,473)
   Other current liabilities............................       974        (170)
                                                           -------     -------
  Net cash flows provided by (used in)
  operating activities..................................     6,650      (6,082)
                                                           -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment & leasehold improvements acquired..........      (461)       (345)
                                                           -------     --------

      Net cash flows used in investing activities.......      (461)       (345)
                                                            -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Revolving credit financing (decrease)
      increase, net.....................................    (1,512)      6,328
   Other, net...........................................        54          90
                                                           -------     -------
      Net cash flows (used in) provided by financing
         activities.....................................    (1,458)      6,418
                                                           -------     -------

Increase (decrease) in cash.............................     4,731          (9)
Cash at beginning of period.............................        54          16
                                                           -------     -------

CASH AT END OF PERIOD...................................   $ 4,785     $     7
                                                           =======     =======

-------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

         The accompanying financial statements should be read in conjunction with the Notes to Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1997 Annual Report filed on Form 10-K and in this Form 10-Q Report.

         In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the first quarter are not necessarily indicative of the results to be expected for the full year. The fiscal quarters ended April 4, 1998 and March 29, 1997.


NOTE 2 - BASIC AND DILUTED NET INCOME PER SHARE

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

NOTE 3 - CONTINGENCIES

         Beginning in 1991, the Company entered into various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department. In April 1997, the Company completed a review of its compliance with various pricing provisions of these contracts and, with the assistance of special legal counsel, concluded that adjustments may be due to the federal agencies for potential unasserted claims against the Company relating to pricing deficiencies under product supply contracts subject to General Services Administration and Department of Defense regulations. In the fourth quarter of 1996, the Company established a $3.8 million reserve for estimated pricing deficiency liabilities and associated legal costs. As of the end of 1997 and first quarter end of 1998, the reserve balance was $3.3 million. The final amount of the pricing deficiency adjustment is subject to the outcome of contract settlement discussions which the Company has requested with the governmental agencies or to an adjudicated disposition. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position. Although management believes that the reserve is sufficient, it is possible the final resolution could exceed such reserve and could have a material impact on the statement of operations and cash flow in such period.

MOORE MEDICAL CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW
--------

The following table sets forth items included in the Statements of Operations as a percentage of sales for the first quarters of 1998 and 1997. The table also shows, for each line item, the percentage change in the 1998 period from the comparable 1997 period.

                                                     FIRST QUARTER
                                          -------------------------------
                                            % OF SALES           % CHANGE
                                          ---------------     -----------
                                           1998    1997
                                           ----    ----
Net sales...............................   100.0%  100.0%         (62)%
Cost of products sold...................    69.8    86.2          (69)
                                           -----   -----
Gross profit............................    30.2    13.8          (17)
Selling, general & administrative           28.1    12.6          (15)
 expenses...............................   -----   -----
Operating income........................     2.1     1.2          (38)
Interest (income) expense, net..........       0      .6         (101)
                                           -----   -----
Income before income taxes..............     2.1      .6           25
Income tax provision....................      .8      .2           29
                                           -----   -----
Net income..............................     1.3%     .4%          23%
                                           =====   =====

RESULTS OF OPERATIONS
---------------------

FIRST QUARTER
1998 COMPARED WITH 1997
-----------------------

In the fourth quarter of 1997, the Company exited from its wholesale drug distribution business to concentrate on its remaining and more profitable healthcare practitioner business. The wholesale drug distribution business generated approximately 60% of the Company's 1997 sales, while the remaining healthcare practitioner business generated approximately 40% of its sales. Sales by quarter in 1997 of the healthcare practitioner business were $24.7 million, $27.5 million, $31.4 million and $29.3 million in the first, second, third and fourth quarters, respectively.

Net sales of $30.9 million for the first quarter of 1998 decreased 62% from the same quarter of 1997 due to the withdrawal from the wholesale drug distribution business. Sales of pharmaceuticals decreased 87% and sales of medical/surgical supplies increased 13%. Sales of the healthcare practitioner business for the 1998 quarter were 23% higher than sales for this business in the comparable quarter of 1997.

For the 1998 quarter, gross profit dollars decreased 17% to $9.3 million. The gross profit margin rate in the 1998 quarter increased to 30.2% of sales from 13.8% in the same quarter a year earlier. Gross profit margins are higher on medical/surgical supplies than on pharmaceuticals, and they are higher in the healthcare practitioner market than in the drug wholesale market.

Selling, general and administrative expenses in the first quarter of 1998 decreased 15% from the quarter a year ago. The decrease is wholly attributable to reductions in staff, freight expense and other variable expenses previously associated with the wholesale drug distribution business. In the 1997 first quarter, a pre-tax charge of $220,000 ($.05 per share) was taken in connection with exiting various federal government supply contracts.

The 1998 quarter benefited significantly from a $523,000 change in interest charges, due to significant positive cash flows from exiting the wholesale drug distribution business which have left the Company with no debt and $4.8 million in cash and equivalents at the end of the first quarter.

Net income for the 1998 quarter increased 23%. A decrease in gross profit was more than offset by decreases in selling, general and administrative expenses and interest expense. The 1997 charge related to exiting federal government supply contracts did not recur in the 1998 quarter, which more than accounts for the entire increase in net income between the two quarters. Net income in the 1998 first quarter was not significantly affected by any revenues or expenses of the former wholesale drug distribution business.

FINANCIAL CONDITION
-------------------

During the first quarter of 1998, $6.7 million in funds provided by operating activities were used to pay off the remaining bank debt of $1.5 million, for capital expenditures of $0.5 million and accounted for an increase of $4.7 million in cash. Operating activities generated cash of $5.0 million from a decrease in accounts receivable, $1.0 million from an increase in accounts payable, $0.4 million from net income, $0.3 million from depreciation and amortization and $0.5 million from a net change in other assets and liabilities. Operating activities used cash of $0.6 million to increase inventories. The large decrease in accounts receivable was due primarily to the collection of accounts in connection with exiting from the wholesale drug distribution business.

The Company's bank financing agreement provides a $10 million revolving line of credit through December, 1999. The facility provides for funding limited by a formula using accounts receivable balances and inventory levels as the primary variables. Interest on loans is charged at the prime rate or, at the option of the Company, at the Eurodollar rate plus a rate in a range of 1% to 2% depending on the financial leverage of the Company. In addition, the Company pays a commitment fee on the unused line of credit at a 1/4% annual rate.
Substantially all assets of the Company have been pledged as collateral and the agreement contains covenants and restrictions relating to asset protection, financial condition, dividends, investments, acquisitions and certain other matters.

Management believes that the funding needs of the Company for operating working capital and capital expenditures will continue to be met through income from operations and financing available under its line of credit.

FORWARD-LOOKING INFORMATION
---------------------------

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

PART II. OTHER INFORMATION
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits
             --------

             10.9(a). 1998 Corporate Vice Presidents' Bonus Plan (Revised).

             27. Financial Data Schedule.


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


MOORE MEDICAL CORP.
(REGISTRANT)



By:  /s/ John A. Murray                 By: /s/ Susan G. D'Amato
    -----------------------------           ----------------------------
     John A. Murray                         Susan G. D'Amato
     Vice President - Finance and           Controller and Chief
       Chief Financial Officer                 Accounting Officer
     May 18, 1998                           May 18, 1998