Form 10-Q
period 1998-07-04
MOORE MEDICAL CORP
filed 1998-08-07
CIK 74691

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                      1998
                                  FORM 10 - Q

                                 For the Fiscal
                                 SECOND QUARTER
                               Ended July 4, 1998

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
(Title of Each Class)                (Name of each exchange on which registered)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                        --------      ---------


                                   2,933,086

       Number of shares of Common Stock outstanding as of August 3, 1998.


              Total number of pages in the numbered original is 13



                          This is page 1 of 13 pages.

================================================================================

                              MOORE MEDICAL CORP.


                                     INDEX


                                                                   Page No.
                                                                   --------
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

            Balance Sheets at the end of the second
             quarter of 1998 and at the end of the year 1997.......    3

            Statements of Operations for the second
             quarters of 1998 and 1997.............................    4

            Statements of Operations for the first
             two quarters of 1998 and 1997.........................    5

            Statements of Cash Flows for the first
             two quarters of 1998 and 1997.........................    6

            Notes to Financial Statements..........................  7-8

    Item 2. Management's Discussion and Analysis of Results
               of Operations and Financial Condition............... 9-12


PART II. OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders....   13

    Item 6. Exhibits and Reports on Form 8-K.......................   13

    Signatures.....................................................   13

MOORE MEDICAL CORP.

Balance Sheets at end of
---------------------------------------------------------------------------------------------------
Amounts in thousands                                        SECOND QUARTER 1998         YEAR 1997
                                                               (Unaudited)
---------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash...............................................            $   438                $    54
   Accounts receivable, less allowances
      of $344 and $891................................             11,025                 15,212
   Inventories........................................             15,188                 13,416
   Prepaid expenses and other current assets..........              2,588                  2,960
   Deferred income taxes..............................              3,354                  3,354
                                                                  -------                -------
         Total Current Assets.........................             32,593                 34,996
                                                                  -------                -------
NONCURRENT ASSETS
   Equipment and leasehold improvements, net..........              4,437                  3,511
   Other assets.......................................                474                    696
                                                                  -------                -------
         Total Noncurrent Assets......................              4,911                  4,207
                                                                  -------                -------
                                                                  $37,504                $39,203
                                                                  =======                =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable...................................            $ 6,351                $ 9,053
   Accrued expenses...................................              7,130                  5,801
                                                                  -------                -------
         Total Current Liabilities....................             13,481                 14,854
                                                                  -------                -------

DEFERRED INCOME TAXES.................................                214                    214

REVOLVING CREDIT FINANCING............................                 --                  1,512

SHAREHOLDERS' EQUITY
   Preferred stock - no shares outstanding............                 --                     --
   Common stock - $.01 par value;
      5,000 shares authorized;
      3,246 shares issued.............................                 33                     32
   Capital in excess of par value.....................             21,667                 21,644
   Retained earnings..................................              4,902                  3,788
                                                                  -------                -------
                                                                   26,602                 25,464
   Less treasury shares, at cost, 313 and 319
      shares..........................................             (2,793)                (2,841)
                                                                  -------                -------
         Total Shareholders' Equity...................             23,809                 22,623
                                                                  -------                -------
                                                                  $37,504                $39,203
                                                                  =======                =======
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Operations for the
--------------------------------------------------------------------------------
Amounts in thousands, except per share data        SECOND QUARTER
                                               -------------------------
                                                  1998        1997
                                                    (Unaudited)
--------------------------------------------------------------------------------
   Net sales...................................  $30,042   $77,038

   Cost of products sold.......................   20,685    65,687
                                                 -------   -------

   Gross profit................................    9,357    11,351

   Selling, general & administrative expenses..    8,250    10,413
                                                 -------   -------

   Operating income............................    1,107       938

   Interest (income) expense, net..............      (18)      522
                                                 -------   -------

   Income before income taxes..................    1,125       416

   Income tax provision........................      416       150
                                                 -------   -------

   Net income..................................  $   709   $   266
                                                 =======   =======

   Basic and diluted net income per share......     $.24      $.09
                                                 =======   =======
--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Operations for the
--------------------------------------------------------------------------------

Amounts in thousands, except per share data       FIRST TWO QUARTERS
                                                -----------------------
                                                    1998       1997
                                                      (Unaudited)
--------------------------------------------------------------------------------
   Net sales...................................   $60,981   $158,080

   Cost of products sold.......................    42,286    135,513
                                                  -------   --------

   Gross profit................................    18,695     22,567

   Selling, general & administrative expenses..    16,951     20,597
                                                  -------   --------

   Operating income............................     1,744      1,970

   Interest (income) expense, net..............       (24)     1,039
                                                  -------   --------

   Income before income taxes..................     1,768        931

   Income tax provision........................       654        335
                                                  -------   --------

   Net income..................................   $ 1,114   $    596
                                                  =======   ========

   Basic and diluted net income per share......      $.38       $.20
                                                  =======   ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Cash Flows for the
--------------------------------------------------------------------------------

Amounts in thousands                                 FIRST TWO QUARTERS
                                                   ----------------------
                                                       1998      1997
                                                         (Unaudited)
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income........................................  $ 1,114   $   596
 Adjustments to reconcile net income to
  net cash flows provided by operating activities

  Depreciation and amortization....................      613       755
  Deferred income taxes............................       --       227

  Changes in operating assets and
   liabilities
   Accounts receivable.............................    4,187    (1,760)
   Inventories.....................................   (1,772)    9,794
   Other current assets............................      372      (220)
   Accounts payable................................   (2,702)   (5,795)
   Other current liabilities.......................    1,559      (617)
                                                     -------   -------

  Net cash flows provided by
    operating activities...........................    3,371     2,980
                                                     -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment and leasehold improvements............   (1,539)     (545)
                                                     -------   -------

      Net cash flows used in investing activities..   (1,539)     (545)
                                                     -------   -------


CASH FLOWS FROM FINANCING ACTIVITIES
   Revolving credit financing decrease, net........   (1,512)   (2,536)
   Other, net......................................       64        90
                                                     -------   -------
      Net cash flows used in financing activities..   (1,448)   (2,446)
                                                     -------   -------

Increase (decrease) in cash........................      384       (11)
Cash at beginning of period........................       54        16
                                                     -------   -------

CASH AT END OF PERIOD..............................  $   438   $     5
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

       In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the second quarter and first two quarters are not necessarily indicative of the results to be expected for the full year. The fiscal quarters ended July 4, 1998 and June 28, 1997.

NOTE 2 - BASIC AND DILUTED NET INCOME PER SHARE

       In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," for all periods presented. Basic earnings per share computations are determined based on the weighted average number of shares outstanding during the period which was 2,932,000 shares and 2,924,000 shares in the second quarters of 1998 and 1997, respectively, and 2,931,000 shares and 2,916,000 shares in the first two quarters of 1998 and 1997, respectively. The effect of the exercise and conversion of all securities, including stock options are included in the diluted earnings per share calculation.

  NOTE 3 - CONTINGENCIES

       Beginning in 1991, the Company entered into various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department. In April 1997, the Company completed a review of its compliance with various pricing provisions of these contracts and, with the assistance of special legal counsel, concluded that adjustments may be due to the federal agencies for potential unasserted claims against the Company relating to pricing deficiencies under product supply contracts subject to General Services Administration and Department of Defense regulations. In the fourth quarter of 1996, the Company established a $3.8 million reserve for estimated pricing deficiency liabilities and associated legal costs. At the end of the second quarter of 1998, the reserve balance was $3.3 million. The final amount of the pricing deficiency adjustment is subject to the outcome of contract settlement discussions which the Company has requested with the governmental agencies or to an adjudicated disposition. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position. Although management believes that the reserve is sufficient, it is possible the final resolution could exceed such reserve and could have a material impact on the statement of operations and cash flow in such period.

MOORE MEDICAL CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
  AND FINANCIAL CONDITION


OVERVIEW
--------

The following table sets forth items included in the Statements of Operations as a percentage of sales for the second quarter and first two quarters of 1998 and 1997, respectively. The table also shows, for each line item, the percentage change in the 1998 periods from the comparable 1997 periods.

                                                 Second Quarter                                   First Two Quarters
                                  ------------------------------------------         -------------------------------------------
                                            % of Sales                %                      % of Sales                   %
                                  ---------------------------   ------------         ---------------------------    ------------
                                        1998          1997          Change                1998           1997           Change
                                  -------------  ------------   ------------         ------------   ------------    ------------
Net sales.........................     100.0%        100.0%           (61)%              100.0%         100.0%            (61)%
Cost of products sold.............      68.9          85.3            (69)                69.3           85.7             (69)
                                       -----         -----                               -----          -----
Gross profit......................      31.1          14.7            (18)                30.7           14.3             (17)
Selling, general & admin. exp.....      27.4          13.5            (21)                27.8           13.0             (18)
                                       -----         -----                               -----          -----
Operating income..................       3.7           1.2             18                  2.9            1.3             (11)
Interest (income) expense, net....         -           0.7           (103)                   -            0.7            (102)
                                       -----         -----                               -----          -----
Income before income taxes........       3.7           0.5            170                  2.9            0.6              90
Income tax provision..............       1.3           0.2            178                  1.1            0.2              95
                                       -----         -----                               -----          -----
Net income........................       2.4%          0.3%           167%                 1.8%           0.4%             87%
                                       =====         =====           ====                =====          =====            ====


RESULTS OF OPERATIONS
----------------------

1998 PERIODS COMPARED WITH 1997 PERIODS
---------------------------------------

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

SECOND QUARTER
1998 Compared with 1997
-----------------------

Net sales of $30.0 million for the second quarter of 1998 decreased 61% from the same quarter of 1997 due to the withdrawal from the wholesale drug distribution business. Sales of pharmaceuticals decreased 87% and sales of medical/surgical supplies increased slightly. Sales of the healthcare practitioner business for the 1998 quarter were 9% higher than sales for this business in the comparable quarter of 1997.

For the 1998 quarter, gross profit dollars decreased 18% to $ 9.4 million. The gross profit margin rate in the 1998 quarter increased to 31.1% of sales from 14.7% in the same quarter a year earlier. Gross profit margins are higher in the healthcare practitioner market than in the wholesale drug market.

Selling, general and administrative expenses in the second quarter of 1998 decreased 21% from the quarter a year ago. The decrease is primarily attributable to reductions in staff, freight expense and other variable expenses previously associated with the wholesale drug distribution business. In the 1997 second quarter, a pre-tax charge of $580,000 was taken in connection with exiting various federal government supply contracts.

The 1998 quarter benefited significantly from a $540,000 change in interest charges, due to significant positive cash flows from exiting the wholesale drug distribution business which positioned the Company with no debt and positive cash balances during the 1998 quarter.

Net income for the 1998 quarter increased 167%. A decrease in gross profit was more than offset by decreases in selling, general and administrative expenses and interest expense. The decrease in expense associated with the 1997 charge related to exiting federal government supply contracts accounts for most of the increase in net income from the 1997 quarter to the 1998 quarter. Net income in the 1998 second quarter was not affected by any revenues or expenses of the former wholesale drug distribution business.

FIRST TWO QUARTERS
1998 Compared with 1997
-----------------------

Net sales for the first half of 1998 decreased 61% to $61.0 million from $158.1 million in the comparable 1997 period due to the withdrawal from the wholesale drug distribution business. Sales of pharmaceuticals decreased 87% and sales of medical/surgical supplies increased 6%. Sales of the healthcare practitioner business for the 1998 first half were 15% higher than sales for this business in the comparable period of 1997.

For the 1998 first half, gross profit dollars decreased 17% to $ 18.7 million. The gross profit margin rate in the 1998 half increased to 30.7% of sales from 14.3% in the same period a year earlier. Gross profit margins are higher in the healthcare practitioner market than in the wholesale drug market.

Selling, general and administrative expenses during the first half of 1998 decreased 18% compared with the first half of 1997. The decrease is primarily attributable to reductions in staff, freight expense and other variable expenses previously associated with the wholesale drug distribution business. In the 1997 first half, a pre-tax charge of $800,000 was taken in connection with exiting various federal government supply contracts.

The 1998 first half benefited significantly from a $1,063,000 change in interest charges, due to significant positive cash flows from exiting the wholesale drug distribution business which positioned the Company with no debt and positive cash balances during most of the 1998 first half.

Net income for the first half of 1998 increased 87% as compared to the same 1997 period. A decrease in gross profit was more than offset by decreases in selling, general and administrative expenses and interest expense. The decrease in expense associated with the 1997 charge related to exiting federal government supply contracts accounts for the increase in net income from the 1997 first
half.   Net income in the 1998 first half was not affected by any revenues or expenses of the former wholesale drug distribution business.

FINANCIAL CONDITION
-------------------

During the first half of 1998, $3.4 million in funds provided by operating activities were used to pay off the remaining bank debt of $1.5 million, for capital expenditures of $1.5 million and accounted for an increase of $0.4 million in cash. Operating activities generated cash of $4.2 million from a decrease in accounts receivable, $1.1 million from net income, $0.6 million from depreciation and amortization and $1.9 million from a net change in other assets and liabilities. Operating activities used cash of $1.8 million to increase inventories and $2.7 million for a decrease in accounts payable. The large decrease in accounts receivable was due primarily to the collection of accounts in connection with exiting from the wholesale drug distribution business.

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

PART II. OTHER INFORMATION
         -----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

          (a) The 1998 Annual Meeting of Shareholders of the Company was held May 20, 1998.

          (b) At the Annual Meeting, the following persons were elected directors, with the following number of shares voted for and withheld:

                                         For              Withheld
                                   ---------------     -------------
Mark E. Karp                          2,558,043            30,211
Steven Kotler                         2,558,193            30,061
Robert H. Steele                      2,558,205            30,049
Peter C. Sutro                        2,558,193            30,061
Wilmer J. Thomas, Jr.                 2,558,205            30,049
Dan K. Wassong                        2,558,205            30,049


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

MOORE MEDICAL CORP.
(REGISTRANT)


By:        /s/ John A. Murray           By:        /s/ Susan G. D'Amato
     -------------------------------         -----------------------------------
     John A. Murray                          Susan G. D'Amato
     Vice President - Finance and            Controller and Chief
       Chief Financial Officer                 Accounting Officer
     August 5, 1998                          August 5, 1998