Form 10-Q
period 1998-10-03
MOORE MEDICAL CORP
filed 1998-11-12
CIK 74691

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              ____________________

                                     1998
                                  FORM 10 - Q

                                For the Fiscal
                                 THIRD QUARTER
                             Ended October 3, 1998

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


                                   2,933,302

     Number of shares of Common Stock outstanding as of November 5, 1998.

             Total number of pages in the numbered original is 17


                          This is page 1 of 17 pages.
================================================================================

                              MOORE MEDICAL CORP.


                                     INDEX



                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Balance Sheets at the end of the third quarter of
                   1998 and at the end of the year 1997................     3

                Statements of Operations for the third quarter
                   of 1998 and 1997....................................     4

                Statements of Operations for the first three quarters
                   of 1998 and 1997....................................     5

                Statements of Cash Flows for the first three quarters
                   of 1998 and 1997....................................     6

                Notes to Financial Statements..........................   7-8

       Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition...................  9-13

PART II. OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K........................ 14-17


      Signatures.......................................................    14

MOORE MEDICAL CORP.

Balance Sheets at end of
--------------------------------------------------------------------------------
Amounts in thousands                             THIRD QUARTER 1998   YEAR 1997
                                                    (Unaudited)
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash                                              $ 2,429            $    54
   Accounts receivable, less allowances
      of $412 and $891.........................       12,582             15,212
   Inventories.................................       13,202             13,416
   Prepaid expenses and other current assets...        2,557              2,960
   Deferred income taxes.......................        2,897              3,354
                                                     -------            -------
         Total Current Assets..................       33,667             34,996
                                                     -------            -------
NONCURRENT ASSETS
   Equipment and leasehold improvements, net...        5,314              3,511
   Other assets................................          533                696
                                                     -------            -------
         Total Noncurrent Assets...............        5,847              4,207
                                                     -------            -------
                                                     $39,514            $39,203
                                                     =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable............................      $ 7,276            $ 9,053
   Accrued expenses............................        6,961              5,801
                                                     -------            -------
         Total Current Liabilities.............       14,237             14,854
                                                     -------            -------

DEFERRED INCOME TAXES..........................          413                214

REVOLVING CREDIT FINANCING.....................           --              1,512

SHAREHOLDERS' EQUITY
   Preferred stock - no shares outstanding.....           --                 --
   Common stock - $.01 par value;
      5,000 shares authorized;
      3,248 shares issued......................           33                 32
   Capital in excess of par value..............       21,667             21,644
   Retained earnings...........................        5,957              3,788
                                                     -------            -------
                                                      27,657             25,464
   Less treasury shares, at cost, 313 and 319
      shares...................................       (2,793)            (2,841)
                                                     -------            -------
         Total Shareholders' Equity............       24,864             22,623
                                                     -------            -------
                                                     $39,514            $39,203
                                                     =======            =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Operations for the
--------------------------------------------------------------------------------
Amounts in thousands, except per share data              THIRD QUARTER
                                                 -------------------------------
                                                     1998               1997
                                                           (Unaudited)
--------------------------------------------------------------------------------
   Net sales...................................  $32,529             $71,660

   Cost of products sold.......................   22,322              60,066
                                                 -------             -------

   Gross profit................................   10,207              11,594

   Selling, general & administrative expenses..    8,550              10,028
                                                 -------             -------

   Operating income............................    1,657               1,566

   Interest (income) expense, net..............      (19)                433
                                                 -------             -------

   Income before income taxes..................    1,676               1,133

   Income tax provision........................      620                 403
                                                 -------             -------

   Net income..................................  $ 1,056             $   730
                                                 =======             =======

   Basic and Diluted Net Income Per Share......  $   .36             $   .25
                                                 =======             =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Operations for the
--------------------------------------------------------------------------------
Amounts in thousands, except per share data           FIRST THREE QUARTERS
                                                --------------------------------
                                                   1998              1997
                                                          (Unaudited)
--------------------------------------------------------------------------------
   Net sales...................................   $93,510          $229,740

   Cost of products sold.......................    64,608           195,579
                                                  -------          --------

   Gross profit................................    28,902            34,161

   Selling, general & administrative expenses..    25,501            30,625
                                                  -------          --------

   Operating income............................     3,401             3,536

   Interest (income) expense, net..............       (43)            1,472
                                                  -------          --------

   Income before income taxes..................     3,444             2,064

   Income tax provision........................     1,274               738
                                                  -------          --------

   Net income..................................   $ 2,170          $  1,326
                                                  =======          ========

   Basic and Diluted Net Income Per Share......   $   .74          $    .45
                                                  =======          ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Cash Flows for the
--------------------------------------------------------------------------------
Amounts in thousands                                    FIRST THREE QUARTERS
                                                      --------------------------
                                                        1998            1997
                                                             (Unaudited)
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.............................                   $ 2,170     $ 1,326
 Adjustments to reconcile net income to
  net cash flows provided by operating activities:

  Depreciation and amortization.........                       989       1,128
  Deferred income taxes.................                       656         212
  Changes in operating assets and
   liabilities:
   Accounts receivable..................                     2,630      (2,970)
   Inventories..........................                       214       9,340
   Other current assets.................                       403        (627)
   Accounts payable.....................                    (1,777)     (1,222)
   Other current liabilities............                     1,330        (301)
                                                           -------     -------

  Net cash flows provided by
    operating activities................                     6,615       6,886
                                                           -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment and leasehold improvements..............       (2,792)      ( 577)
                                                           -------     -------

      Net cash flows used in investing activities.......    (2,792)       (577)
                                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Revolving credit financing (decrease), net......         (1,512)     (6,438)
   Other, net......................................             64         118
                                                           -------     -------
      Net cash flows used in financing activities..         (1,448)     (6,320)
                                                           -------     -------

Increase/(decrease) in cash........................          2,375         (11)
Cash at beginning of period........................             54          16
                                                           -------     -------

CASH AT END OF PERIOD..............................        $ 2,429     $     5
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

In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the third quarter and first three quarters are not necessarily indicative of the results to be expected for the full year. The fiscal quarters ended October 3, 1998 and September 27, 1997.

Certain prior year amounts have been reclassified to conform with the current year presentation.


NOTE 2 - CONTINGENCIES

Beginning in 1991, the Company entered into various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department. In April 1997, the Company completed a review of its compliance with various pricing provisions of these contracts and, with the assistance of special legal counsel, concluded that adjustments may be due to the federal agencies for potential unasserted claims against the Company relating to pricing deficiencies under product supply contracts subject to General Services Administration and Department of Defense regulations. Management has assessed its estimated liability, and has commenced discussions of the identified pricing issues with appropriate government authorities. The ultimate resolution of this matter potentially could involve purchase price adjustments and associated legal costs estimated to be $3.8 million. The Company established a reserve for this amount in December, 1996. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position. Although management believes that the reserve is sufficient, it is possible the final resolution could exceed such reserve and could have a material impact on the statement of operations and cash flow in such period.

NOTE 3 - BASIC AND DILUTED NET INCOME PER SHARE

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," for all periods presented. Basic earnings per share computations are determined based on the weighted average number of shares outstanding during the period which was 2,933,000 shares and 2,924,000 shares in the third quarters of 1998 and 1997, respectively, and 2,931,000 shares and 2,918,000 shares in the first three quarters of 1998 and 1997, respectively. The effect of the exercise and conversion of all securities, including stock options are included in the diluted earnings per share calculation.

MOORE MEDICAL CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
  AND FINANCIAL CONDITION


OVERVIEW
--------

The following table sets forth items included in the Statements of Operations as a percentage of sales for the third quarter and first three quarters of 1998 and 1997, respectively. The table also shows, for each line item, the percentage change in the 1998 periods from the comparable 1997 periods.

                                                  THIRD QUARTER                                 FIRST THREE QUARTERS
                                   ------------------------------------------     --------------------------------------
                                              % of Sales                %                  % of Sales             %
                                   ----------------------------    ----------     -----------------------    -----------
                                       1998            1997          Change         1998          1997         Change
                                   -------------    -----------    ----------     ---------     ---------    -----------
Net sales..........................        100.0%       100.0%        (55)%       100.0%         100.0%         (59)%
Cost of products sold..............         68.6         83.8         (63)         69.1           85.1          (67)
                                           -----        -----                     ------        ------
Gross profit.......................         31.4         16.2         (12)         30.9           14.9          (15)
Selling, general & admin. exp......         26.3         14.0         (15)         27.3           13.4          (17)
                                           -----        -----                     ------        ------
Operating income...................          5.1          2.2           6           3.6            1.5           (4)
Interest (income)expense, net......            -          0.6         104          (0.1)           0.6          103
                                           -----        -----                     -----         ------
Income before income taxes.........          5.1          1.6          48           3.7            0.9           67
Income tax provision...............          1.9          0.6          54           1.4            0.3           73
                                           -----         -----                    -----         ------
Net income.........................          3.2%         1.0%         45%          2.3%           0.6%          64%
                                           =====         =====       =====        =====         ======        ======


RESULTS OF OPERATIONS
----------------------

THIRD QUARTER
1998 COMPARED WITH 1997
-----------------------

Net sales for the third quarter of 1998 decreased 55% to $32.5 million, compared to $71.7 million in the same quarter a year ago. This decrease was primarily due to the exiting of the wholesale drug distribution business in the fourth quarter of 1997. Net sales in the wholesale drug distribution business decreased $40.3 million while net sales in the healthcare practitioner business increased $1.3 million or 4% in the quarter, compared to the same period in 1997.

For the quarter, gross profit dollars decreased 12% to $10.2 million. The gross profit margin in the 1998 quarter increased to 31.4% of sales from 16.2% in the same quarter a year ago. This increase is due to higher gross profit margins in the healthcare practitioner business than in the wholesale drug distribution business.

Selling, general and administrative expenses during the third quarter of 1998 decreased 15% or $ 1.5 million, compared to the same quarter a year ago. The decrease was primarily attributable to reductions in staff, freight expenses and other expenses previously associated with the wholesale drug distribution business.

Interest expense in the 1998 quarter has been reduced, compared with the same quarter a year ago, by approximately $0.5 million, due to significant positive cash flows resulting from the exiting of the wholesale drug distribution business which have positioned the Company with no debt and positive cash flows during the quarter.

Net income for the 1998 quarter increased 44.7%. The decrease in gross profit was more than offset by decreases in selling, general and administrative expense and interest expense. Net income was not significantly affected by any revenues or expenses associated with the former wholesale drug distribution business.


FIRST THREE QUARTERS
1998 COMPARED WITH 1997
-----------------------

Net sales for the first nine months of 1998 decreased 59% to $93.5 million from $229.7 million in the first nine months of 1997. This decrease was primarily due to the exiting of the wholesale drug distribution business in the fourth quarter of 1997. Net sales of the wholesale drug distribution business decreased $146.2 million, while net sales of the healthcare practitioner business increased $9.4 million or 11% compared to the same period in 1997.

For the first nine months, gross profit dollars decreased 15.4% to $28.9 million. The gross profit margin rate increased in the first nine months of 1998 to 30.9% from 14.9% in the same period in 1997. Gross profit margins are higher in the healthcare practitioner business than in the wholesale drug distribution business.

Selling, general and administrative expenses during the first nine months of 1998 decreased 17% compared to the first nine months of 1997. The decrease is primarily attributable to reductions of staff, freight expense and other expenses related to the wholesale drug distribution business. In 1997, a pre-tax charge of $0.8 million was recorded in connection with exiting various federal government supply contracts.

Interest expense in the first nine months of 1998 has been reduced, compared with the same period a year ago, by $1.5 million, due to significant positive cash flows resulting from the exiting of the wholesale drug distribution business which have positioned the Company with no debt and positive cash flows during most of the first nine months of 1998.

Net income for the first nine months increased 63.7% as compared to the same period in 1997. The decrease in gross profit was more than offset by decreases in selling, general and administrative expenses and interest expense. Net income for the first nine months of 1998 was not significantly affected by revenues or expenses of the former wholesale drug distribution business.

FINANCIAL CONDITION
-------------------

During the first nine months of 1998 $6.6 million in funds provided by operating activities were used to repay the remaining bank debt of $1.5 million, for capital expenditures of $2.8 million and accounted for a $2.4 million increase in cash. Operating activities generated $2.6 million from a decrease in accounts receivable, $2.2 million from net income, $1.0 million from depreciation and amortization, $0.7 million from deferred income taxes, $0.2 million from decreased inventory and $1.7 million from a net change in other assets and liabilities. Operating activities used cash of $1.8 million to reduce accounts payable. The change in accounts receivable was primarily due to the collection of accounts in connection with exiting the wholesale drug distribution business.

The Company's bank financing agreement, under which no debt was outstanding during the third quarter, provides for a $10 million revolving line of credit through December, 1999. The facility provides for funding limited by a formula using accounts receivable balances and inventory levels as the primary variables. Interest on loans is charged at the prime rate or, at the option of the Company, at the Eurodollar rate plus a rate in the range of 1% to 2% depending on the financial leverage of the Company. In addition, the Company pays a 1/4% commitment fee on the unused line of credit. Substantially all of the assets of the Company have been pledged as collateral and the agreement contains covenants and restrictions relating to asset protection, financial condition, dividends, investments, acquisitions and certain other matters.

Management believes that the funding needs of the Company for operating working capital, capital expenditures and possible acquisitions will be met through cash flow from operations and financing sources.

YEAR 2000 COMPLIANCE
--------------------

"Year 2000" issues are the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, an inability to process transactions, send invoices or engage in other normal business activities.

The Company has identified its Year 2000 risk in three categories: internal business software, internal non-information technology software and external vendor compliance.

Internal Information Technology
-------------------------------

During 1998, as part of a modernization program intended to improve productivity and increase profitability by upgrading data processing, integrating systems and enhancing internal reporting, the Company purchased an integrated enterprise system which includes software which the vendor has represented to be Year 2000 compliant. The total estimated hardware, software, installation and training cost of the integrated enterprise system, of which Year 2000 compliance is a by-product, is $4.5 million of which $1.9 million has been incurred to date, funded through operating cash flow. The Company is in the implementation phase for this system, with full implementation scheduled for mid-1999. Based on this schedule, the Company plans its internal information technology systems to be in substantial compliance before the year 2000. However, if due to unforeseen circumstances, the implementation is not completed in a timely manner, Year 2000 issues could have a material adverse impact on the Company's operations, liquidity and financial condition. Contingency plans are being developed for areas where management considers there may be some risk to modify certain of the major existing internal information technology systems to be Year 2000 compliant.

Internal Non-Information Technology
-----------------------------------

The Company plans to assess the Year 2000 compliance of its internal non-information software and of the technology embedded in such systems as security, telecommunications and building systems by contacting the providers of such systems by mid-1999. Since the Company is in the information gathering phase, it does not have sufficient data to estimate the scheduling or costs of achieving Year 2000 compliance for such systems or have a contingency plan in place therefore.

External Vendor Compliance
--------------------------

The Company is in the process of identifying and contacting its major suppliers, service providers and contractors ("vendors") to determine the extent of their Year 2000 compliance. It plans that the process will be completed by mid-1999. To the extent that responses are unsatisfactory, the Company intends to consider changing its major vendors to those who have represented Year 2000 readiness, but cannot be assured that it will be successful in finding alternative vendors. In the event that major vendors are not Year 2000 compliant and the Company does not replace them with new vendors, its business could be materially adversely affected. The Company plans to consider formulating a contingency plan for major vendors' Year 2000 non-compliance in mid-1999, after it receives responses from vendors.

FORWARD-LOOKING INFORMATION
---------------------------

From time to time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but, not limited to, press releases, oral statements made by or with the approval of an authorized executive officer, or in this report or other filings made by the Company with the Securities and Exchange Commission. The words or phrases "trend," "expect," "grow," "will," "could," "likely result," "planned," "continued," "anticipated," "estimated," "projected," "scheduled," "could have," "intended," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the said Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Investors should also be aware of factors that could have an impact on the Company's business or financial position or performance. These include possible: pressures on revenues resulting, for example, from customer consolidations or changes in customer buying patterns; intensified competition resulting, for example, from distributor consolidations or pricing pressures from distributors able to benefit from economies of scale or other operating efficiencies; disruptions in services or systems on which the Company is dependent, such as by truckers in deliveries from its suppliers, by UPS or other common carriers in deliveries to its customers, by its catalog printers or in telecommunication services, or relating to its computer systems or Year 2000 issues (including regarding costs, scheduling, implementation, vendor compliance, and plans and expectations regarding such); unfavorable outcomes of litigation to which the Company may become a party; and other factors detailed from time to time in the Company's Securities and Exchange Commission filings or other readily available or generally disseminated writings. The risks identified here are not all inclusive. Reference is also made to other parts of this report and the Company's most recent Annual Report on Form 10-K that include additional information concerning factors that could adversely impact the Company's business or financial position or performance. Moreover, the Company operates in a changing and very competitive business environment. New risks may emerge from time to time, and it is not possible for management to predict all risk factors, nor can it necessarily identify or assess the impact of all such factors on the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

PART II.  OTHER INFORMATION
          -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits
              --------

              Certificate of Correction, pursuant to Section 103 (f) of the Delaware General Corporation Law, dated November 10, 1998 -
              Exhibit 3.2A

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

MOORE MEDICAL CORP.
(REGISTRANT)


By: /s/ David V. Harper                    By: /s/ Susan G. D'Amato
    -----------------------------------        ------------------------------
     David V. Harper                               Susan G. D'Amato
     Vice President - Finance and                  Controller and Chief
       Chief Financial Officer                       Accounting Officer
     November 10, 1998                             November 10, 1998

                                                                    Exhibit 3.2A


                           CERTIFICATE OF CORRECTION

                                      OF

                              MOORE MEDICAL CORP.

                   -----------------------------------------

                   Pursuant to Section 103(f) of the General
                   Corporation Law of the State of Delaware
                   -----------------------------------------


  I, Mark Karp, President of Moore Medical Corp., a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), in accordance with the provisions of Section 103(f) of such law, DO HEREBY CERTIFY that:

  1. The Certificate of Amendment of Certificate of Incorporation of the Corporation filed with the Secretary of State of the State of Delaware on June 30, 1981 (the "June 30, 1981 Amendment") inadvertently set forth an inaccurate record of the corporate action therein referred to.

  2. Paragraph FIRST of the June 30, 1981 Amendment should be corrected by deleting the words "By striking out the whole of Article FOURTH thereof as it now exists and inserting in lieu and instead thereof a new Article FOURTH, reading as follows: "in the second paragraph of Paragraph FIRST of the June 30, 1981 Amendment and replacing such words with the following: "By deleting the first full paragraph of Article Fourth thereof and substituting the following:".

  3. This Certificate of Correction shall not be deemed to amend or correct (a) any other provision of the June 30, 1981 Amendment or (b) any certificate of amendment of the Corporation's Certificate of Incorporation or certificate of designations of the Corporation filed with the Secretary of State of the State of Delaware at any time after June 30, 1981.

  IN WITNESS WHEREOF, I have executed and subscribed this Certificate of Correction and do affirm the foregoing as true under the penalties of perjury this 6th day of November, 1998.


                                             /s/ Mark Karp
                                             ---------------------------------
                                              Mark Karp
                                              President

ATTEST:


/s/ Joseph Greenberger
------------------------------------
Joseph Greenberger
    Secretary