Form 10-K
period 1999-01-02
MOORE MEDICAL CORP
filed 1999-03-30
CIK 74691

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          __________________________

                                     1998
                                  FORM 10 - K
                                 ANNUAL REPORT

                   For the fiscal year ended January 2, 1999

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

COMMON STOCK ($.01 PAR VALUE)                  AMERICAN STOCK EXCHANGE
(Title of Each Class)              (Name of each exchange on which registered)
--------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No_____
                                      ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

     The aggregate market value of the voting stock held by non-affiliates (i.e. other than identified 5% holders, and holdings attributed to executive officers and directors) of the registrant as of March 23, 1999 was $18,163,104. Determination of affiliate status for such purpose is not a conclusive determination thereof for other purposes.

     Number of shares of Common Stock outstanding (exclusive of 306,854 treasury shares) as of March 23, 1999: 2,989,221.
--------------------------------------------------------------------------------

                      Documents Incorporated By Reference
The portions of the registrant's proxy statement for its 1999 Annual Meeting of Shareholders referred to in Part III of this report are incorporated by reference. The exhibit index is located on pages 28-30. Total number of pages in the numbered original (including exhibits) is 38.

                          This is page 1 of 38 pages.
================================================================================

                              Moore Medical Corp.
                        1998 Annual Report on Form 10-K

                               Table of Contents

Part I
-------------------------------------------------------------------------------------------------------
Item 1.  Business                                                                                    3
Item 2.  Properties                                                                                  6
Item 3.  Legal Proceedings                                                                           7
Item 4.  Submission of Matters to a Vote of Security Holders                                         7

Part II
-------------------------------------------------------------------------------------------------------
Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters                       7
Item 6.  Selected Financial Data                                                                     8
Item 7.  Management's Discussion and Analysis Results of Operations and Financial Condition          9
Item 8.  Financial Statements and Supplementary Data                                                13
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       26

Part III
-------------------------------------------------------------------------------------------------------
Item 10.  Directors and Executive Officers of the Registrant                                        27
Item 11.  Executive Compensation                                                                    27
Item 12.  Security Ownership of Certain Beneficial Owners and Management                            27
Item 13.  Certain Relationships and Related Transactions                                            27

Part IV
-------------------------------------------------------------------------------------------------------
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                           28

Signatures                                                                                          31

ITEM 1. BUSINESS

Moore Medical Corp. (the "Company") is a national marketer and distributor of healthcare products to approximately 96,000 healthcare practitioner customers in non-hospital settings. Primary customer groups are physicians, emergency medical services, medical departments at industrial sites, podiatrists, and university/school health services. It markets approximately 8,500 medical/surgical and pharmaceutical supply products (SKUs) through direct mail, telesales, and a small field sales force. Most customer orders are processed by call center representatives. Most customers use the products in their healthcare practices, rather than buying for resale. The Company fulfills orders from its regional distribution centers in Connecticut, Florida, Illinois and California and ships orders nationwide by common carriers. More than 90% of its customers receive orders within two business days. The Company is in its fifty-third year of operation, and it has served healthcare practitioner customers for over 25 years. In 1997, the Company decided to exit from its wholesale drug distribution business in order to concentrate on its more profitable healthcare practitioner distribution business, and the description of its operations in this report focuses on the healthcare practitioner business.


RECENT DEVELOPMENTS

During 1998, the Company:

 .  received substantially all its revenues from healthcare practitioners,

 . successfully concluded its withdrawal from the wholesale drug distribution business, a lower margin operation which had been responsible for approximately 60% of its sales in 1997,

 . increased its gross profit margin rate to over 31% from 13.5% in the prior year,

 . realigned its senior-most executive management by establishing an office of the president which placed all chief executive officer responsibilities directly with its chief finance, marketing and operations officers, effective January 1, 1999,

 . completed staff changes to serve healthcare practitioners in non-hospital settings rather than, as in earlier years, have most of its staff in the wholesale business, and

 . expanded its electronic commerce (e-commerce) presence through on-line marketing and sale of the full line of its products (www.mooremedical.com).



DISTRIBUTION OF HEALTHCARE PRODUCTS

Most product manufacturers will not sell directly to healthcare practitioners in non-hospital settings the small quantities of products they regularly purchase. Moreover, most healthcare practitioners prefer the administrative efficiencies of purchasing their supplies from one or a few sources rather than from hundreds of manufacturers. Healthcare product distributors, by selling a very wide range of products purchased from many manufacturers, economically move products from the manufacturers' large, but separately narrow, product inventories to the smaller volume, but much more varied, product selections required by healthcare practitioners. Customers find it efficient and convenient to rely on the availability from distributors of thousands of different products, manufactured by hundreds of manufacturers, offered at competitive prices, with prompt delivery and a variety of other services.

The overall market for healthcare products at non-hospital sites has been growing, largely because of:

     .    an aging population,

     . increases in the amount and variety of products available for diagnosis and treatments, as a result of medical advances, and

     . an increase in healthcare at more economical sites than hospitals, as a result of cost containment pressures.

Governmental programs such as Medicare and Medicaid, and HMO's, managed care and other insurance programs limit funding for healthcare products. This has contributed to consolidations of:

     . physician customers, as sole practitioners form groups and as practice organizations, (PPO's) form to provide business management for large numbers of physicians,

     . other customer groups, notably emergency medical services and podiatrists,

     . distributors of healthcare products into larger organizations serving broader geographic areas, and

     .    manufacturers of healthcare products.

In addition, customers expect better prices and services. Services expectations include a broad selection of products, speed of delivery, reliability of supply, ease of ordering, and more extensive information on product specifications, product use and pricing and on government regulations.

PRODUCTS

The Company distributes approximately 8,500 healthcare product stock keeping units (SKUs) consisting of medical/surgical supplies and pharmaceuticals. Its broad and diversified selection of medical/surgical supplies includes gauze and wound dressings, examination room supplies, diagnostic tests and equipment, personal protection products, surgical instruments, emergency response supplies, continuing care products and infection control supplies. Although most of its products are consumables and disposables, the Company also sells small-dollar medical/surgical equipment. It is one of the few distributors of medical/surgical products to non-hospital healthcare practitioners that also offers pharmaceuticals. Pharmaceutical products include unit-dose medications, vaccines, injectables and ointments. The Company purchases all its products, primarily direct from manufacturers, and does not manufacture any product.

The Company exited the wholesale drug distribution business, in which it sold primarily pharmaceuticals, during the fourth quarter of 1997. Most of the Company's medical/surgical supply sales are to healthcare practitioner end-users, while, before withdrawing from its wholesale drug distribution business, most of its pharmaceutical sales were to pharmacies for resale. The following table shows the sales and the percentages of total sales for the past three years of pharmaceuticals and medical/surgical supplies:


Dollars in thousands             1998           1997           1996
--------------------             ----           ----           ----
Medical/surgical supplies      $ 90,635       $ 91,030      $  78,731
                                   75.0%          31.5%          27.5%

Pharmaceuticals                $ 30,211       $197,483      $ 207,618
                                   25.0%          68.5%          72.5%

CUSTOMERS

The Company's approximately 96,000 healthcare practitioner customers typically use its products in non-hospital settings. Its most significant customer groups, which account for approximately 85% of its sales, are physicians, emergency medical services, medical departments at industrial sites, podiatrists and university/school health services. Most of the customers use the products in their healthcare practice, as opposed to buying the products for resale.

MARKETING AND DISTRIBUTION

The Company markets nationally to existing and prospective customers through direct mail, outbound telesales calls, and a small number of national account field sales representatives. The Company considers direct marketing to be one of its core strengths.

Catalogs and other product literature are designed by the Company's in-house advertising department with different products featured for targeted customer groups. Mailings are regularly made to current customers based on buying patterns and to prospective customers based on mailing lists. The Company provides for electronic ordering by customers through both a CD-ROM catalog and an internet presence (www.mooremedical.com).

Many customers order through one of the Company's toll free telephone numbers in response to direct mail catalogs or other advertising literature. Their orders are processed by representatives in the Company's inbound call center. Call center representatives are trained on product features, to respond to customer inquiries and on the Company's computerized order entry procedures. In addition, the Company has a staff of outbound telesales representatives who specialize in one or more customer groups. They are trained on selling techniques to effectively promote sales and establish new customers. An advanced phone system supports each call center and telesales representative, and each is equipped with a computer terminal for access to customer and product information and the order entry processing system. A small number of field sales representatives build relationships and negotiate sales terms with the Company's larger customers in the industrial market.

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

SUPPLIERS

The Company distributes the products of approximately 550 manufacturers of medical/surgical supplies and pharmaceuticals. It purchases most products directly from manufacturers, but also purchases some products from other distributors. In 1998, the largest suppliers of the products which it sold in its healthcare practitioner business were Graham-Field Health Products, Inc., Johnson & Johnson Healthcare Systems, Inc., Laerdal Medical Corp., Microflex Medical Corp., Ortho Diagnostic Systems, Inc., SmithKline Beecham Pharmaceuticals, and Tillotson Healthcare Corporation. Management believes the Company is a significant customer of a small portion of its vendors. It has several competing sources for many medical/surgical supplies and pharmaceuticals. Sales of products from its largest supplier in 1998 accounted for less than 5% of total sales. The Company does not have any significant long-term purchase commitments with its suppliers, nor does it have any exclusive rights for a territorial area.

COMPETITION

Competitors consist of large national distributors, regional distributors and local distributors. Some use primarily direct marketing methods, like the Company, and others make sales and deliveries to their customers with a dedicated sales force and fleet of delivery vehicles. According to a 1996 market research report by a national brokerage firm, five national distributors larger than the Company account for approximately 40% of the sales volume of healthcare supplies to the physician market. These national distributors have been growing in recent years through both internal growth and through acquisitions of regional and local distributors. The remaining distributors to this market are believed to be smaller than the Company and consist primarily of regional and local distributors. In each of the Company's other markets, the competition is more fragmented and the Company believes it is one of the top five leading distributors. The strongest competitors in each market area generally compete with the Company in only one or a few of its market areas.

Generally, the Company competes with other distributors on breadth of product line, delivery speed, price, order completion rates, and other value-added customer service factors. Customers place high value on reliability, ease of doing business and speed. As more healthcare practices consolidate into larger, more geographically spread organizations, the Company expects that there will be a growing number of large customers that will require their distributor of choice to be able to reliably service many locations in numerous states and/or regions of the country.

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

EMPLOYEES

As of January 2, 1999, the Company had 323 full-time employees and 24 part-time employees. Of the full-time employees, 168 worked in its marketing and sales operations. All the Company's operations are non-union.


ITEM 2. PROPERTIES

The Company owns no real property and it leases all its operating facilities. Its distribution centers are located in New Britain, Connecticut (92,000 square feet), Jacksonville, Florida (60,000 square feet), Lemont, Illinois (44,000 square feet), and Visalia, California (51,000 square feet). The Jacksonville, Visalia, and Lemont facilities have been constructed within the last nine years and are well equipped and laid out for operating efficiencies. The older New Britain facility is well equipped and maintained but less favorably arranged for operating efficiencies. Management considers all of the distribution centers to be in satisfactory condition.

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

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fiscal fourth quarter of 1998.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is listed on the American Stock Exchange (trading symbol "MMD"). The following sets forth, for each quarter since the beginning of 1997, the high and low sale prices of the common stock on the American Stock Exchange Composite Tape.

                                            1998                   1997
                                   -------------------------------------------
QUARTERS:                              HIGH       LOW         HIGH       LOW
                                       ----       ---         ----       ---
First..............................  $12 1/4    $ 10 5/8    $ 11 3/8   $ 8 7/8
Second.............................   13 1/2      11 1/4      13 1/2     8
Third..............................   14 3/16     10 3/16     12 13/16   9 3/4
Fourth.............................   14 15/16    10 3/4      11 1/2     9 7/8

The high and low sale prices of the common stock on March 23, 1999 were $10 7/8 and $10 3/4 respectively. The estimated number of holders (including estimated beneficial holders) of the Company's common stock as of March 23, 1999 was approximately 1,500.

The Company has paid no cash dividends and has no plans to do so in the foreseeable future. Its loan agreement contains restrictions on dividend payments.

ITEM 6. SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------

Amounts in thousands, except per share data    1998       1997       1996       1995      1994
------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net sales                                    $120,846   $288,513   $286,349   $289,062  $271,799

Cost of products sold                          83,143    249,451    243,949    247,556   232,795
                                             --------   --------   --------   --------  --------

Gross profit                                   37,703     39,062     42,400     41,506    39,004

Selling, general and
     administrative expenses                   33,326     41,857     41,481     35,410    31,553
                                             --------   --------   --------   --------  --------

Operating income (loss)                         4,377     (2,795)       919      6,096     7,451

Interest (income) expense, net                    (82)     1,898      1,813      2,609     2,042
                                             --------   --------   --------   --------  --------

Income (loss) before income taxes               4,459     (4,693)      (894)     3,487     5,409

Income tax provision (benefit)                  1,650     (1,772)      (329)     1,168     1,896
                                             --------   --------   --------   --------  --------

Net income (loss)                            $  2,809   $ (2,921)  $   (565)  $  2,319  $  3,513
                                             ========   ========   ========   ========  ========

Basic net income (loss) per share            $    .96   $  (1.00)  $   (.19)  $    .80  $   1.23
                                             ========   ========   ========   ========  ========

Diluted net income (loss) per share          $    .95   $  (1.00)  $   (.19)  $    .80  $   1.21
                                             ========   ========   ========   ========  ========

Basic weighted average shares outstanding       2,932      2,921      2,910      2,888     2,858
                                             ========   ========   ========   ========  ========

Diluted weighted average shares outstanding     2,949      2,923      2,921      2,900     2,908
                                             ========   ========   ========   ========  ========

BALANCE SHEET DATA

Working capital                              $ 18,521   $ 20,142   $ 42,985   $ 41,816  $ 42,029
                                             ========   ========   ========   ========  ========

Total assets                                 $ 38,481   $ 39,203   $ 81,541   $ 75,363  $ 75,477
                                             ========   ========   ========   ========  ========

Debt                                         $      -   $  1,512   $ 22,726   $ 21,672  $ 23,798
                                             ========   ========   ========   ========  ========

Shareholders' equity                         $ 25,553   $ 22,623   $ 25,376   $ 25,856  $ 23,309
                                             ========   ========   ========   ========  ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following table sets forth items included in the Statements of Operations as a percentage of net sales for the fiscal years indicated.

                                                       % of Net Sales
                                                 -------------------------
                                                    1998    1997    1996
                                                    ----    ----    ----
Net sales                                          100.0%  100.0%  100.0%
Cost of products sold                               68.8    86.5    85.2
                                                   -----   -----   -----
Gross profit                                        31.2    13.5    14.8
Selling, general & administrative expenses          27.6    14.5    14.5
                                                   -----   -----   -----
Operating income (loss)                              3.6    (1.0)    0.3
Interest (income) expense, net                       (.1)    0.6     0.6
                                                   -----   -----   -----
Income (loss) before income taxes                    3.7    (1.6)   (0.3)
Income tax provision (benefit)                       1.4    (0.6)   (0.1)
                                                   -----   -----   -----
Net income (loss)                                    2.3%   (1.0)%  (0.2)%
                                                   =====   =====   =====

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

Sales for 1998 decreased 58% to $120.8 million from $288.5 million in 1997. This was due primarily to exiting the wholesale drug distribution business in the fourth quarter of 1997. Sales in the wholesale drug distribution business decreased $175.0 million in 1998 as compared with 1997. Sales in the healthcare practitioner business increased $7.4 million or 7% as compared to 1997.

Gross profit decreased 4% to $37.7 million in 1998. This decease was due primarily to the reduced sales volume as a result of exiting the wholesale drug distribution business. Overall gross margin rates increased to 31.2% from 13.5% in the prior year. This improvement was primarily due to the higher margins in the healthcare practitioner business. The Company's sales prices generally reflect changes in product acquisition costs, rather than the effects of inflation or deflation on the gross profit margin rate, which were not significant. In 1997, gross profit was negatively affected due to almost $5.0 million of inventory markdowns and write-offs associated with exiting from the wholesale drug distribution business and to approximately $500,000 of inventory markdowns for discontinued medical/surgical supplies.

Selling, general and administrative expenses during 1998 decreased 20%, compared to 1997. The decrease was primarily attributable to reductions in staff, freight expense and other expenses previously associated with the wholesale drug distribution business. As a result of exiting from this part of the business, the remaining healthcare practitioner business in 1998 carried (and continues to carry) the fixed selling, general and administrative expenses related to all facilities, systems, management and other overhead. In addition, in 1997, a pre-tax charge of $0.8 million was taken in connection with exiting various federal government supply contracts and a charge of approximately $1.0 million was taken related to exiting the wholesale drug business.

All debt was retired in 1998 and the Company therefore recorded income from its cash holdings instead of interest expense, as was the case in 1997.

The effective income tax provision rate of 37.0% was higher than the federal statutory tax rate due primarily to state income tax provision. Management estimates the 1999 effective income tax rate will be approximately 36.5%.

1997 COMPARED WITH 1996

In the fourth quarter of 1997, the Company exited from its wholesale drug distribution business. This involved notifying customers of the planned withdrawal from the business, selling off excess pharmaceutical inventory, collecting accounts receivables from pharmacy customers, and staff reorganizations and downsizing. This business generated approximately 60% of the Company's 1997 sales, while its remaining healthcare practitioner business generated approximately 40% of its sales, with gross margins of 30%. The Company incurred non-recurring inventory markdowns and write-offs, costs and expenses of approximately $6.0 million ($1.28 per share) in 1997 in connection with its withdrawing from the wholesale drug distribution business.

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

Gross profit decreased 8% to $39.1 million in 1997 and the overall gross margin rate of 13.5% for 1997 was lower than the 14.8% in the prior year. Gross profit was negatively affected due to almost $5.0 million of inventory markdowns and write-offs associated with exiting from the wholesale drug distribution business and to approximately $500,000 of inventory markdowns for discontinued medical/surgical supplies associated with narrowing the product offerings to healthcare practitioners. The Company's sales prices generally reflect changes in product acquisition costs, and the effects of inflation or deflation on the gross profit margin rate were therefore not significant.

Selling, general and administrative expenses overall for 1997 increased slightly from the prior year. Expenses for personnel increased primarily due to an enlarged sales staff and freight expenses increased in 1997. In the fourth quarter of 1997, the Company recorded over $1.0 million of charges related to exiting from the wholesale drug distribution business, primarily to reserve for uncollectible accounts receivable. Selling, general and administrative expenses were also negatively affected by $800,000 ($.18 per share) during the first two quarters of 1997 in connection with exiting various federal government supply contracts. In the fourth quarter of 1996, the Company recorded $4.0 million ($.90 per share) of charges related to the government supply contracts. (See
Note 9 to the financial statements.) Selling, general and administrative expenses for 1998 benefited from reductions in staff, freight expense and other variable expenses previously associated with the wholesale drug distribution business. As a result of exiting from this part of the business, the remaining healthcare practitioner business carried the fixed selling, general and administrative expenses related to all facilities, systems, management and other overheads from the date of exiting in the fourth quarter.

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

FINANCIAL CONDITION

During 1998 the financial condition of the Company significantly improved. The Company retired all of its debt during the first quarter of 1998. The retirement of debt and the significant reductions in other assets and liabilities were the result of the withdrawal from the Company's wholesale drug distribution business during the fourth quarter of 1997. Net cash provided by operating activities in 1998 was $9.8 million, of which $1.5 million was used to retire debt and $4.8 million was used for capital expenditures. Operating activities generated cash sources of $5.8 million from a decrease in accounts receivable, $2.8 million from net non-cash elements in earnings and $2.3 million from a net change in other assets and liabilities. Operating activities used cash sources of $3.6 million in accounts payable and $0.3 million for inventory.

The Company's present bank financing agreement, provides a $10 million revolving line of credit through December, 1999. The facility provides for funding limited by a formula using accounts receivable balances and inventory levels as the primary variables. Interest on loans is charged at the prime rate or, at the option of the Company, at the Eurodollar rate plus a rate in a range of 1% to 2% depending on the financial leverage of the Company. In addition, the Company pays a 1/4% commitment fee on the unused line of credit. Substantially all assets of the Company have been pledged as collateral and the agreement contains covenants and restrictions relating to asset protection, financial condition, dividends, investments, acquisitions and certain other matters. At January 2, 1999, the Company was in compliance with the financial covenants under the agreement.

Management believes that the funding needs of the Company for operating working capital and equipment purchases will continue to be met through cash flow from operations and financing available under its line of credit. Capital expenditures for 1999 are expected to be approximately $2.4 million. The most significant 1999 planned capital expenditure, estimated to be $1.1 million, is for the completion of development of computer software to replace substantially all of the Company's business computer systems. Maintenance of the current systems, which were developed internally and enhanced over many years, has become expensive and problematic due to the age of the systems, the complexity of changes to the systems and the high cost and the limited availability of computer programmers.


YEAR 2000 ISSUES

Year 2000 issues are the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date sensitive functions are not year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, an inability to process transactions, send invoices or engage in other normal business activities.

The Company has identified its Year 2000 risks in three categories: internal business software, internal non-information technology software, and external vendor compliance.

INTERNAL INFORMATION TECHNOLOGY
-------------------------------

During 1998, as part of a modernization program intended to improve productivity and increase profitability by upgrading data processing, integrating systems and enhancing internal reporting, the Company purchased an integrated enterprise system which includes software which the vendor has represented to be Year 2000 compliant. The total estimated hardware, software, installation and training cost of the integrated enterprise system, of which Year 2000 compliance is a by-product, is $5.5 million, of which $4.6 million has been incurred to date, funded through operating cash flow. The Company is in the implementation phase for this system, with full implementation scheduled for mid-1999. Based on this schedule, the Company plans its internal information technology systems to be in substantial compliance before the year 2000. However, if due to unforeseen circumstances the implementation is not completed in a timely manner, Year 2000 issues could have a material adverse impact on the Company's operations. Contingency plans are being developed for areas where management considers there may be some risk to modify certain of the major existing internal information technology systems to be Year 2000 compliant.

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

Investors should be aware of factors that could have an impact on the Company's business, financial position or performance. These include possible: pressures on the Company's revenues resulting, for example, from customer consolidations or changes in customer buying patterns; reductions in healthcare funding affecting its customers' services or revenues, resulting, for example, from changes in legislation or regulations or in HMO, managed care or other insurance programs; intensified competition resulting, for example, from distributor consolidations or pricing pressures from distributors able to benefit from economies of scale or other operating efficiencies; disruptions in services or systems on which the Company is dependent, such as by truckers in deliveries from its suppliers, by UPS or other common carriers in deliveries to its customers, by its catalog printers or in telecommunication services, or relating to its computer systems or Year 2000 issues (including regarding costs, scheduling, implementation, vendor compliance, and the Company's plans and expectations regarding such); pending adjustments of pricing under exited government contracts or unfavorable outcomes of litigation; the effects of vesting chief executive officer responsibilities directly with the Company's chief financial, marketing and operations officers rather than with a single individual; and other factors detailed from time to time in the Company's Securities and Exchange Commission filings or other readily available or generally disseminated writings. The risks identified here are not all inclusive. Reference is also made to other parts of this Annual Report on Form 10-K, which include additional information concerning factors that could adversely impact the Company's business or financial position or performance. Moreover, the Company operates in a changing and very competitive business environment. New risks may emerge from time to time, and it is not possible for management to predict all risk factors, nor can it necessarily identify or assess the impact of all such factors on the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data have been filed as part of this Annual Report as indicated in the index to Financial Statements and Financial Statement Schedules appearing on page 14.

                              MOORE MEDICAL CORP.


                         INDEX TO FINANCIAL STATEMENTS

                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                Page No.
                                                                                --------
Report of Independent Accountants                                                  15

Balance Sheets at the end of years 1998 and 1997                                   16

Statements of Operations for the years 1998, 1997 and 1996                         17

Statements of Cash Flows for the years 1998, 1997 and 1996                         18

Notes to Financial Statements                                                    19 - 26

Financial Statement Schedule VIII - Valuation and Qualifying Accounts              32
  for the years ended 1998, 1997 and 1996

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of  Moore Medical Corp.


In our opinion, the accompanying balance sheets and the related statements of income and cash flows present fairly, in all material respects, the financial position of Moore Medical Corp. (the "Company") at January 2, 1999 and January 3, 1998 and the results of its operations and its cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP



Hartford, Connecticut
February 4, 1999

MOORE MEDICAL CORP.

BALANCE SHEETS AT END OF YEARS

---------------------------------------------------------------------------------------------

Amounts in thousands                                                   1998           1997
---------------------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash.............................................................    $  3,520   $      54
  Accounts receivable, less allowances
        of $372 and $891...........................................       9,385      15,212
  Inventories......................................................      13,684      13,416
  Prepaid expenses and other current assets........................       1,992       2,960
  Deferred income taxes............................................       2,500       3,354
                                                                       --------    --------
     Total Current Assets..........................................      31,081      34,996
                                                                       --------    --------

Noncurrent Assets
  Equipment and leasehold improvements, net........................       7,038       3,511
  Other assets.....................................................         362         696
                                                                       --------    --------
     Total Noncurrent Assets.......................................       7,400       4,207
                                                                       --------    --------
                                                                       $ 38,481    $ 39,203
                                                                       ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable.................................................    $  5,421    $  9,053
  Accrued expenses.................................................       7,139       5,801
                                                                       --------    --------
     Total Current Liabilities.....................................      12,560      14,854
                                                                       --------    --------

Deferred Income Taxes..............................................         368         214

Revolving Credit Financing.........................................           -       1,512

Commitments and Contingencies......................................           -           -

Shareholders' Equity
  Preferred stock, no shares outstanding...........................           -           -
  Common stock-$.01 par value;
    5,000 shares authorized; 3,246 shares issued...................          33          32
  Capital in excess of par value...................................      21,667      21,644
  Retained earnings................................................       6,597       3,788
                                                                       --------    --------
                                                                         28,297      25,464
  Less treasury shares, at cost, 308 and 319 shares................      (2,744)     (2,841)
                                                                       --------    --------
     Total Shareholders' Equity....................................      25,553      22,623
                                                                       --------    --------
                                                                       $ 38,481    $ 39,203
                                                                       ========    ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

STATEMENTS OF OPERATIONS FOR THE YEARS

------------------------------------------------------------------------------------------------

Amounts in thousands, except per share data                         1998       1997       1996
------------------------------------------------------------------------------------------------
Net sales.......................................................  $120,846   $288,513   $286,349

Cost of products sold...........................................    83,143    249,451    243,949
                                                                  --------   --------   --------

Gross profit....................................................    37,703     39,062     42,400

Selling, general and administrative expenses....................    33,326     41,857     41,481
                                                                  --------   --------   --------

Operating income (loss).........................................     4,377     (2,795)       919

Interest (income) expense, net..................................       (82)     1,898      1,813
                                                                  --------   --------   --------

Income  (loss) before income taxes..............................     4,459     (4,693)      (894)

Income tax provision (benefit)..................................     1,650     (1,772)      (329)
                                                                  --------   --------   --------

Net income (loss)...............................................  $  2,809   $ (2,921)  $   (565)
                                                                  ========   ========   ========

Basic net income (loss) per share...............................  $    .96   $  (1.00)  $   (.19)
                                                                  ========   ========   ========

Diluted net income (loss) per share.............................  $    .95   $  (1.00)  $   (.19)
                                                                  ========   ========   ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

STATEMENTS OF CASH FLOWS FOR THE YEARS

------------------------------------------------------------------------------------------

Amounts in thousands                                           1998       1997      1996
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $ 2,809   $ (2,921)  $  (565)
Adjustments to reconcile net income (loss) to net cash flow
 provided by operating activities:
  Depreciation and amortization.............................    1,251      1,481     1,675
  Deferred income taxes.....................................    1,008     (1,130)   (1,838)
  Other.....................................................      455        603       288
  Changes in operating assets and liabilities
     Accounts receivable....................................    5,827     10,549    (2,871)
     Inventories............................................     (268)    30,412    (2,931)
     Other current assets...................................      968      1,157       642
     Accounts payable.......................................   (3,632)   (18,018)    2,372
     Other current liabilities..............................    1,338       (221)    3,333
                                                              -------   --------   -------

  Net cash flows provided by operating activities...........    9,756     21,912       105
                                                              -------   --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment and leasehold improvements acquired...............   (4,778)      (660)   (1,182)
                                                              -------   --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit financing (decrease) increase, net.........   (1,512)   (21,214)    1,054
                                                              -------   --------   -------

Increase (decrease) in cash.................................    3,466         38       (23)
Cash at the beginning of year...............................       54         16        39
                                                              -------   --------   -------

CASH AT END OF YEAR.........................................  $ 3,520   $     54   $    16
                                                              =======   ========   =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies

General - The Company is a national marketer and distributor of healthcare products to approximately 96,000 healthcare practitioner customers in non-hospital settings. Primary customer groups are emergency medical services, medical departments at industrial sites, physicians, podiatrists, and university/school health services. It markets approximately 8,500 medical/surgical and pharmaceutical supply products (SKUs) through direct mail, telesales, and a small field sales force. Most customer orders are processed by call center representatives. The Company fulfills orders from its regional distribution centers in Connecticut, Florida, Illinois and California and ships orders nationwide by common carriers. The Company is in its fifty-third year of operation, and it has served healthcare practitioner customers for over 25 years.

Fiscal Year - The Company's fiscal year ends on the Saturday closest to December
31. The fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996 and comprised 52 weeks in 1998 and 1996 and 53 weeks in 1997.

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

Advertising - The cost of direct response catalog advertising is deferred and amortized over the expected revenues. Direct response catalog advertising consists primarily of catalog production expenses. Catalogs are effective for varying time periods but the largest catalogs are generally effective for less than a year. At January 2, 1999 and January 3, 1998, $362,000 and $459,000, respectively, of direct response catalog advertising expenses were deferred. Catalog advertising expense totaled $2,881,000, $3,213,000 and $2,983,000 in 1998, 1997 and 1996, respectively.

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

Note 2 - Income Taxes

The income tax provision (benefit) consists of the following:

---------------------------------------------------------------------------------
Amounts in thousands                                  1998      1997       1996
---------------------------------------------------------------------------------
Current
 Federal                                             $  625   $  (733)   $ 1,421
 State                                                   17        91         88
                                                     ------   -------   --------
   Total current                                        642      (642)     1,509
                                                     ------   -------   --------
Deferred                                              1,008    (1,130)    (1,838)
                                                     ------   -------   --------
   Total provision (benefit)                         $1,650   $(1,772)  $   (329)
                                                     ======   =======   ========

A reconciliation of the statutory federal income tax rate and the effective income tax rate as a percentage of pretax income is as follows:

-----------------------------------------------------------------------------
                                                     1998    1997     1996
-----------------------------------------------------------------------------
Statutory federal income tax rate                    34.0%   (34.0)%  (34.0)%
State income taxes, net of federal tax benefit        3.8     (5.6)    11.6
Valuation allowance                                  (2.2)       -    (16.8)
Other - net                                           1.4      1.8      2.4
                                                     ----   ------   ------
Effective income tax rate                            37.0%   (37.8)%  (36.8)%
                                                     ====   ======   ======

Deferred income tax assets and liabilities at the end of each year consist of the tax effects of temporary differences related to the following:

--------------------------------------------------------------------------------
Amounts in thousands                                1998      1997
--------------------------------------------------------------------------------
Allowance for doubtful accounts                     $  316    $  485
Inventories                                            661     1,457
Accrued expenses                                     1,446     1,690
Other                                                  134       187
                                                    ------    ------
  Deferred Tax Assets                                2,557     3,819
                                                    ------    ------

Accumulated depreciation                                 -       (49)
Prepaid pension expense                               (418)     (418)
Catalog advertising                                     (7)     (212)
                                                    ------    ------
  Deferred Tax Liabilities                            (425)     (679)
                                                    ------    ------
                                                    $2,132    $3,140
                                                    ======    ======

Income tax payments totaled $1,091,000, $459,000 and $1,762,000 in 1998, 1997 and 1996, respectively.

Note 3 - Equipment and Leasehold Improvements

Equipment, leasehold improvements and accumulated depreciation are summarized as follows:

-------------------------------------------------------------------------
Amounts in thousands                                    1998       1997
-------------------------------------------------------------------------
Equipment                                             $ 14,799    $10,145
Leasehold improvements                                   3,086      2,962
                                                      --------    -------
                                                        17,885     13,107
Less accumulated depreciation                          (10,847)    (9,596)
                                                      --------    -------
                                                      $  7,038    $ 3,511
                                                      ========    =======

Note 4 - Revolving Credit Financing

The Company has a bank financing agreement which provides a $10 million revolving line of credit through December 31, 1999. The facility provides for funding limited by a formula using accounts receivable balances and inventory levels as the primary variables. Interest on loans is charged at the prime rate or, at the option of the Company, at the Eurodollar rate plus a rate in a range of 1% to 2% depending on the financial leverage of the Company. In addition, the Company pays a 1/4% commitment fee on the unused line of credit. Substantially all assets of the Company have been pledged as collateral and the agreement contains covenants and restrictions relating to asset protection, financial condition, dividends, investments, acquisitions and certain other matters. At January 2, 1999, the Company was in compliance with all financial covenants under the agreement.

-------------------------------------------------------------------------------
Amounts in thousands                                  1998      1997      1996
-------------------------------------------------------------------------------
Borrowings
 Average                                             $  149   $19,904   $23,798
 Maximum                                             $1,859   $32,312   $28,849
Weighted daily average interest rate
 For the year                                           0.0%      9.5%      7.6%
 At year end                                            0.0%      8.5%      7.6%

Cash payments for interest on revolving credit financing totaled $55,000, $1,898,000, and $1,893,000 in 1998, 1997 and 1996, respectively.

NOTE 5 - EMPLOYEE BENEFITS

All employees meeting eligibility requirements participate in the Company's defined benefit pension plan under which pension benefits are based on the employee's highest consecutive five year average annual compensation. The Company's funding policy is to comply with the minimum funding requirements set by the Employee Retirement Income Security Act of 1974 (ERISA).

  Pension disclosure requirements of Financial Accounting Standards no. 132:
  -------------------------------------------------------------------------------------
  Amounts in thousands                                        1998      1997      1996
  -------------------------------------------------------------------------------------
  CHANGE IN BENEFIT OBLIGATION

  Benefit Obligation at Beginning of Year                    $3,467    $3,326    $3,780
  Service Cost                                                  333       373       418
  Interest Cost                                                 260       250       284
  Actuarial Gain                                                317        46      (789)
  Benefits Paid                                                (707)     (528)     (367)
                                                             ------    ------    ------
  Benefit Obligation at End of Year                          $3,670    $3,467    $3,326
                                                             ======    ======    ======

  CHANGE IN PLAN ASSETS

  Fair Value of Plan Assets at Beginning of Year             $4,865    $4,371    $3,700
  Actual Return on Plan Assets                                  682       714       484
  Employer Contribution                                           -       309       554
  Benefits Paid                                                (707)     (529)     (367)
                                                             ------    ------    ------
  Fair Value of Plan Assets at End of Year                   $4,840    $4,865    $4,371
                                                             ======    ======    ======

  Funded Status                                              $1,170    $1,398    $1,045
  Unrecognized Net Actuarial Loss                              (314)     (387)     (112)
  Unrecognized Prior Service Cost                                41        46        50
  Unrecognized Transition Cost                                   25        37        49
                                                             ------    ------    ------
  Prepaid Benefit Cost                                       $  922    $1,094    $1,032
                                                             ======    ======    ======

  WEIGHTED-AVERAGE ASSUMPTIONS AS OF PERIOD ENDING

  Discount Rate                                                7.50%     7.50%     7.50%
  Expected Return on Plan Assets                               9.00%     9.00%     9.00%
  Rate of Compensation Increases                               5.00%     5.00%     5.00%

  COMPONENTS OF NET PERIODIC BENEFIT COST

  Service Cost                                               $  333    $  373    $  418
  Interest Cost                                                 260       250       284
  Expected Return on Plan Assets                               (438)     (393)     (333)
  Amortization Prior Service Cost                                 5         5         5
  Amortization Transition Cost                                   12        12        12
                                                             ------    ------    ------
  Net Periodic Benefit Cost                                  $  172    $  247    $  386
                                                             ======    ======    ======

The present value of the projected benefit obligation was determined using a discount rate of 7.5% in 1998, 1997 and 1996. The present value of the projected benefit obligation is based on actuarial assumptions and on estimates, including an assumed discount rate which may change in the future and significantly affect the amount of this obligation. In 1996, the employee turnover assumption used to calculate the actuarial present value of the projected benefit obligation, was changed to more accurately reflect actual employee turnover. The effect of this change in assumption was to decrease the actuarial present value of the projected benefit obligation by $671,000.

The compensation rate increase assumption for all years was 5%. The assumed long-term rate of return on plan assets, which consist primarily of investments in various marketable securities, was 9% for all years presented.

In addition to the pension plan, the Company has a 401(k) defined contribution retirement plan available to employees meeting eligibility requirements. This plan provides for Company contributions of up to 3% of employees' compensation plus additional Company contributions to partially match employee contributions. The Company's expense in connection with this plan for the years 1998, 1997 and 1996 amounted to $469,000, $562,000 and $588,000, respectively.

Accrued expenses include accrued bonus at January 2, 1999 and January 3, 1998 of $857,000 and $86,000, respectively.


NOTE 6 - SHAREHOLDERS' EQUITY

At January 2, 1999, the Company had three classes of preferred stock: Class A Cumulative Convertible, $5.00 par value, 200,000 shares authorized; Class B Cumulative Convertible, $10.00 par value, 70,002 shares authorized; and Class C, $1.00 par value, 1,000,000 shares authorized of which 35,000 shares have been designated as a Series I Junior Participating Preferred Stock.

Changes in Shareholders' Equity for the three years ended January 2, 1999 are as follows:

----------------------------------------------------------------------------------
                            Common Stock    Capital
                           $.01 par value  in Excess
                           --------------
                           Shares    Par     of Par    Retained    Treasury Stock
                                                                  -----------------
Amounts in thousands       Issued   Value    Value     Earnings   Shares     Cost
----------------------------------------------------------------------------------
1996
 Beginning balance           3,246  $  32    $21,680    $ 7,274     (352)  $(3,130)
 Net (loss)                                                (565)
 Stock options/stock
     compensation                                 12                   9        73
                             -----  -----    -------    -------     ----   -------

 Ending balance              3,246     32     21,692      6,709     (343)   (3,057)

1997
 Net (loss)                                              (2,921)
 Stock options/stock
     compensation                                (48)                 24       216
                             ------  -----   -------    -------     ----   -------

 Ending balance              3,246     32     21,644      3,788     (319)   (2,841)

1998
 Net income                                               2,809
 Stock options/stock
     compensation                       1         23                  11        97
                             -----  -----    -------    -------     ----   -------

 Ending balance              3,246  $  33    $21,667    $ 6,597     (308)  $(2,744)
                             =====  =====    =======    =======     ====   =======

The Shareholder Rights Plan which the Company adopted in March 1989 expired on March 16, 1999. In November 1998, the Company adopted a successor Shareholder Rights Plan and declared a dividend distribution, effective March 17, 1999, of one Preferred Stock Purchase Right (the "Rights") for each outstanding share of common stock. The Rights will become exercisable, with certain exceptions, only if a party or group acquires 15% or more of the Company's common stock or announces an offer to acquire 15% or more. When exercisable, with some exceptions, each Right will entitle its holder (other than the party or group acquiring 15% or more or offering to acquire 15% or more of the common stock) to buy one one-hundredth of a share of a Series I Junior Participating Preferred Stock at a purchase price of $70.00. Upon the occurrence of certain events, Rightsholders (other than such party or group) will be entitled to purchase either preferred stock of the Company or shares of the acquiring company at half of their market value. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time prior to the earlier of the expiration of the Rights in March, 2009 or ten days following the acquisition of or offer for 15% of the Company's common stock.


NOTE 7 - STOCK OPTIONS

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

-----------------------------------------------------------------------------------------
                                     NUMBER OF OPTIONS     WEIGHTED AVERAGE EXERCISE PRICE
-----------------------------------------------------------------------------------------
OUTSTANDING AT END OF 1996                144,600                    $10.91

  Canceled                                (17,400)                    11.68
  Exercised                               (20,750)                     6.36
                                          -------
OUTSTANDING AT END OF 1997                106,450                     11.66

  Granted                                   5,000                     11.38
  Canceled                                (55,075)                    11.77
  Exercised                                (7,975)                    10.89
                                          -------
OUTSTANDING AT END OF 1998                 48,400                    $11.65
                                          =======

At the end of 1998 there were exercisable 29,250 options at a weighted average price of $11.42 and at the end of 1997 there were exercisable 77,425 options at a weighted average price of $11.45.

The Company's Board of Director's adopted and approved the 1998 Stock Incentive Plan (the "Plan") for directors, officers and key employees. The Plan permits the granting of non-qualified stock options of the Company's stock exercisable in four cumulative annual installments commencing one year from the date of the grant and expiring five years from the grant date. The Company issued the following non-qualified options to purchase shares of common stock:

          Date           Options         Price per Option         Expiration Date
          ----           -------         ----------------         ---------------
        02/17/98         95,700               $10.88                 02/16/03
        08/17/98          5,000                13.44                 08/16/03
        08/19/98         10,000                13.50                 08/18/03
        10/22/98          5,000                12.75                 10/21/03
        12/01/98         36,000                14.25                 11/30/03

At the end of 1998 there were 140,600 options outstanding and zero options exercisable.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees". If compensation expense had been recognized based on the fair value of options at their grant date, as prescribed in Financial Accounting Standard No.123, the Company's 1998 and 1997 results of operations would not have been materially affected. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants during the year ended January 2, 1999: dividend yield of 0%; risk-free rates ranging from 4.7% to 5.4%, expected volatility factors ranging from 34% to 38%; and an expected option term of a five year period.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Beginning in 1991, the Company entered into various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department. In April 1997, the Company completed a review of its compliance with various pricing provisions of these contracts and, with the assistance of special legal counsel, concluded that adjustments may be due to the federal agencies for potential unasserted claims against the Company relating to pricing deficiencies under product supply contracts subject to General Services Administration and Department of Defense regulations. In the fourth quarter of 1996, the Company established a $3.8 million reserve for estimated pricing deficiency liabilities and associated legal costs. As of the end of 1998, the reserve balance was $3.2 million. The final amount of the pricing deficiency adjustment is subject to the outcome of contract settlement discussions which the Company has requested with the governmental agencies or to an adjudicated disposition. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position. Although management believes that the reserve is sufficient, it is possible the final resolution could exceed such reserve and could have a material impact on the statement of operations and cash flow in such period.

In 1997, the Company established a $4.5 million restructuring reserve relating to its exit from the wholesale drug distribution business. At the end of 1998, $1.0 million was remaining and will be substantially utilized during 1999.

The Company leases its distribution centers, office facilities and certain equipment. Lease commitments under these agreements expire at various dates through 2006. Future minimum lease payments, as of January 2, 1999, under all leases are as follows: 1999 $1,260,000; 2000, $1,073,000; 2001, $784,000; 2002,
$233,000 and later years $18,000. Rental expense amounted to $1,416,000, $1,537,000 and $1,507,000 in 1998, 1997 and 1996, respectively.

NOTE 9 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

-----------------------------------------------------------------------------------
Amounts in                                                               NET INCOME
thousands, except          NET SALES     GROSS PROFIT    NET INCOME      (LOSS) PER
per share data                                             (LOSS)           SHARE
-----------------------------------------------------------------------------------
1996

 First                     $ 75,833       $10,597        $   633           $  .22
 Second                      72,840        10,782            641              .22
 Third                       67,610        10,765            580              .20
 Fourth                      70,066        10,256         (2,419)            (.83)
                           --------       -------        -------           ------
     Year                  $286,349       $42,400        $  (565)          $ (.19)
                           ========       =======        =======           ======

1997

 First                     $ 81,042       $11,216        $   330           $  .11
 Second                      77,038        11,351            266              .09
 Third                       71,660        11,594            730              .25
 Fourth                      58,773         4,901         (4,247)           (1.45)
                           --------       -------        -------           ------
     Year                  $288,513       $39,062        $(2,921)          $(1.00)
                           ========       =======        =======           ======

1998

 First                     $ 30,939       $ 9,338        $   405           $  .14
 Second                      30,042         9,357            709              .24
 Third                       32,529        10,207          1,056              .36
 Fourth                      27,336         8,801            639              .21
                           --------       -------        -------           ------
     Year                  $120,846       $37,703        $ 2,809           $  .95
                           ========       =======        =======           ======
-----------------------------------------------------------------------------------

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

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to information under the caption "Executive Compensation," "Defined Benefit Plans," "Stock Options," "Compensation Committee Interlocks and Insider Participation," "Executive Committee's Compensation Report," "Performance Graph," and "Fees Paid to Directors" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to information under the caption "Principal Holders of Common Stock," "Certain Information Regarding Management's Nominees," and "Executive Officers" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to information under the captions "Fees Paid to Directors," "Executive Compensation," and "Defined Benefit Plans" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Form 10-K.

      1. FINANCIAL STATEMENTS. The financial statements filed as part of this Form 10-K are listed in the index on page 15.

      2. FINANCIAL STATEMENT SCHEDULES. The financial statement schedules filed as part of this Form 10-K are listed in the index on page 15.

          Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS FILED UNDER ITEM 601 OF REGULATION                FILED HEREWITH OR INCORPORATED BY REFERENCE TO:
   S-K
   3. Articles of Incorporation and By-Laws

       .1  Certificate of Incorporation, as                   Exhibit 3.1 to Form 10-K for the fiscal year ended
           amended.                                           January 3, 1981, Exhibit 1 to Form 10-Q for the quarter
                                                              ended June 29, 1985, Exhibit 3.1 to Form 10-K for
                                                              the fiscal year ended January 2, 1988, and Certificate
                                                              of Correction filed herewith.

      .2   Certificate of Designation under                   Exhibit 3.2 to Form 10-K for the fiscal year ended
           Delaware General Corporation Law.                  January 3, 1981, Exhibit 2 to Form 8-K dated March 8,
                                                              1989, and Exhibit 3 to  Form 8-A filed December 30,
                                                              1998.

      .3   By-law, as amended.                                Exhibit 3.3 to Form 10-K for the fiscal year ended
                                                              January 3, 1981, Exhibit 3.3 to Form 10-K for the
                                                              fiscal year ended December 30, 1989, and filed herewith.

4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
   HOLDERS

      .1   Rights Agreement, as amended, dated                Exhibit 1 to Form 8-K dated March 8, 1989 and Exhibit 1
           March 8, 1989.                                     to Form 8-K dated March 8, 1990.

      .2   Rights Agreement, between the Company and          Exhibit 4 to Form 8-K dated December 22, 1998.
           American Stock Transfer & Trust Co., dated
           November 18, 1998 (includes as Exhibit B the
           forms of Rights Certificate and Election to
           Purchase, and as Exhibit C the form of Amended
           and Restated Certificate of Designations of
           Series I Junior Preferred Stock Certificate).

10. MATERIAL CONTRACTS
    .3  Leases of property located in New                    Exhibit 10.3A to Form 10-K for the fiscal year ended
        Britain, Connecticut, as amended.                    December 28, 1985 and Exhibit 10.3 to Form 10-K for the
                                                             fiscal year ended December 30, 1989.

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

    .4C MetLife Savings Plan Program -                       Exhibit 10.4C to Form 10-K for the fiscal year ended
        Prototype Plan Amended & Restated                    January 1, 1994.
        Trust Agreement.

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

    .7  1998 Non-qualified Stock Option Plan, with           Exhibit 10.7 to Form 10-K for fiscal year ended January
        forms of options.                                    3, 1998.

    .8  Change of Control and Position Payment Plan.         Exhibit 10.8 to Form 10-K for fiscal year ended January
                                                             3, 1998.

    .9  1999 Corporate Vice Presidents' Bonus Plan           Filed herewith.

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

     .16 Third Amendment to Revolving Credit                 Exhibit 1 to Form 10-Q for the first quarter, ended March
         Agreement by the Company and BankBoston             29, 1997.
         Connecticut, dated April 14, 1997.

     .17 Fourth Amendment to Revolving Credit                 Exhibit 10.17 to Form 10-K for fiscal year ended January 3,
         Agreement by the Company and BankBoston,             1998.
         N.A., dated March 30, 1998.

21.  SUBSIDIARIES                                             Exhibit 22 to Form 10-K for the fiscal year ended December
                                                              28, 1991.
     .1  Subsidiaries, identifiable pursuant to Item
         601 (21) of Regulation S-K.

 23.  CONSENT OF EXPERT

     .1  Consent of PricewaterhouseCoopers LLP.               Filed herewith

(b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K, dated December 22, 1998, during the quarter ended January 2, 1999, on December 30, 1998, reporting information under Item 5 thereof..

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOORE MEDICAL CORP.

BY:  /s/  David V. Harper                                                   BY:  /s/  David V. Harper
     ----------------------------------------------------------------            -------------------------------------------
     David V. Harper, Member, Office of the President (Chief                     David V. Harper, Executive Vice President -
     Executive Office), Executive Vice President -Finance and Chief              Finance and Chief Financial Officer
     Financial Officer                                                           March 30, 1999
     March 30, 1999


BY:  /s/  Richard A. Bucchi                                                 BY:  /s/  Susan G. D'Amato
     ----------------------------------------------------------------            -------------------------------------------
     Richard A. Bucchi, Member, Office of the President (Chief                   Susan G. D'Amato, Controller and
     Executive Office), Executive Vice President -Marketing and                  Chief Accounting Officer
     Sales                                                                       March 30, 1999
     March 30, 1999


BY:  /s/  Kenneth S. Kollmeyer
     ----------------------------------------------------------------
     Kenneth S. Kollmeyer, Member, Office of the President (Chief
     Executive Office), Executive Vice President - Operations
     March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Robert H. Steele                                         /s/  Peter C. Sutro
---------------------------------------------------------     -------------------------------------------------------
Robert H. Steele, Director                                    Peter C. Sutro, Director
March 30, 1999                                                March 30, 1999


/s/  Steven Kotler                                            /s/  Wilmer J. Thomas, Jr.
---------------------------------------------------------     -------------------------------------------------------
Steven Kotler, Director                                       Wilmer J. Thomas, Jr., Director
March 30, 1999                                                March 30, 1999


/s/  Dan K. Wassong
---------------------------------------------------------
Dan K. Wassong, Director
March 30, 1999

                                                                   SCHEDULE VIII


                               MOORE MEDICAL CORP.
                        VALUATION AND QUALIFYING ACCOUNTS
         ALLOWANCES FOR RETURNS AND UNCOLLECTIBLES AND CUSTOMER REBATES

                                                                       Additions
                                                                     -------------

                                                     Balance at                                              Balance at
                                                     Beginning of       Charged to                           End of
                                                     Period             Expenses          Deductions         Period
                                                   --------------    ---------------    --------------     -------------
ALLOWANCE FOR RETURNS AND UNCOLLECTIBLES

Fiscal Year End January 2, 1999                        $ 891            $   112         $   (631)             $  372

Fiscal Year End January 3, 1998                        $ 320            $ 1,115         $   (544)             $  891

Fiscal Year End December 28, 1996                      $ 188            $   528         $   (396)             $  320

ALLOWANCE FOR CUSTOMER REBATES
Fiscal Year End January 2, 1999                        $   0            $     0         $      0              $    0

Fiscal Year End January 3, 1998                        $ 306            $    82         $   (388)             $    0

Fiscal Year End December 28, 1996                      $ 546            $ 2,824         $ (3,064)             $  306