Form 10-Q
period 1999-04-03
MOORE MEDICAL CORP
filed 1999-04-30
CIK 74691

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                     1999
                                  FORM 10 - Q

                                 For the Fiscal
                                 FIRST QUARTER
                              Ended April 3, 1999

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


Common Stock ($.01 Par Value)                           American Stock Exchange
Rights to Purchase Series I Junior Perferred Stock      American Stock Exchange
(Title of Each Class)                                   (Name of each exchange
                                                         on which registered)
--------------------------------------------------------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        _____      ____


                                   2,939,221

       Number of shares of Common Stock outstanding as of April 23, 1999


             Total number of pages in the numbered original is 13


                          This is page 1 of 13 pages.

===============================================================================

                        MOORE MEDICAL CORP.

                               Index


                                                                 Page No.
                                                                 --------
Part I.  Financial Information
         Item 1. Financial Statements

                 Balance Sheets at the end of the first quarter of
                  1999 and at the end of the year 1998............   3

                 Statements of Operations for the first quarters
                  of 1999 and 1998..............................     4

                 Statements of Cash Flows for the first quarters
                  of 1999 and 1998..............................     5

                 Notes to Financial Statements..................   6-7

         Item 2. Management's Discussion and Analysis of Results
                  of Operations and Financial Condition.........  8-11

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K............... 12-13

         Signatures.............................................    12

MOORE MEDICAL CORP.

Balance Sheets at end of
--------------------------------------------------------------------------------
Amounts in thousands                             First Quarter 1999   Year 1998
                                                    (Unaudited)
--------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                                     $   530     $ 3,520
   Accounts receivable, less allowances
      of $403 and $372.........................              10,680       9,385
   Inventories.................................              15,645      13,684
   Prepaid expenses and other current assets...               2,739       1,992
   Deferred income taxes.......................               2,500       2,500
                                                            -------     -------
         Total Current Assets..................              32,094      31,081
                                                            -------     -------

Noncurrent Assets
   Equipment and leasehold improvements, net...               8,235       7,038
   Other assets................................                 496         362
                                                            -------     -------
         Total Noncurrent Assets...............               8,731       7,400
                                                            -------     -------
                                                            $40,825     $38,481
                                                            =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable............................             $ 8,086     $ 5,421
   Accrued expenses............................               6,324       7,139
                                                            -------     -------
         Total Current Liabilities.............              14,410      12,560
                                                            -------     -------

Deferred Income Taxes..........................                 368         368

Shareholders' Equity
   Preferred stock - no shares outstanding.....                  --          --
   Common stock - $.01 par value;
      5,000 shares authorized;
      3,246 shares issued......................                  33          33
   Capital in excess of par value..............              21,672      21,667
   Retained earnings...........................               7,074       6,597
                                                            -------     -------
                                                             28,779      28,297
   Less treasury shares, at cost, 307 and 308
      shares...................................              (2,732)     (2,744)
                                                            -------     -------
         Total Shareholders' Equity............              26,047      25,553
                                                            -------     -------
                                                            $40,825     $38,481
                                                            =======     =======
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Operations for the
--------------------------------------------------------------------------
Amounts in thousands, except per share data            First Quarter
                                                   -----------------------
                                                      1999      1998
                                                        (Unaudited)
--------------------------------------------------------------------------

   Net sales.......................................  $29,055   $30,939

   Cost of products sold...........................   19,546    21,601
                                                     -------   -------

   Gross profit....................................    9,509     9,338

   Selling, general & administrative expenses......    8,803     8,701
                                                     -------   -------

   Operating income................................      706       637

   Interest (income), net..........................      (45)       (6)
                                                     -------   -------

   Income before income taxes......................      751       643

   Income tax provision............................      274       238
                                                     -------   -------

   Net income......................................  $   477   $   405
                                                     =======   =======

   Basic and diluted net income
      per share....................................  $   .16   $   .14
                                                     =======   =======
--------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Cash Flows for the
--------------------------------------------------------------------------------
Amounts in thousands                                    First Quarter
                                                      ------------------
                                                        1999      1998
                                                         (Unaudited)
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income.......................................   $  477     $ 405
  Adjustments to reconcile net income to net cash
    flows provided by operating activities:
    Depreciation and amortization..................      337       331
    Deferred income taxes..........................        -         -
    Changes in operating assets and liabilities:
      Accounts receivable..........................   (1,295)    4,987
      Inventories..................................   (1,961)     (571)
      Other current assets.........................     (747)     (435)
      Accounts payable.............................    2,665       960
      Other current liabilities....................     (945)      973
                                                      ------    ------

    Net cash flows (used in) provided by
    operating activities...........................   (1,469)    6,650
                                                      ------    ------
Cash Flows From Investing Activities
  Equipment & leasehold improvements acquired......   (1,534)     (461)
                                                      ------    ------

    Net cash flows used in investing activities....   (1,534)     (461)
                                                      ------    ------


Cash Flows From Financing Activities
  Revolving credit financing (decrease), net.......        -    (1,512)
  Other, net.......................................       13        54
                                                      ------    ------
    Net cash flows provided by (used in) financing
      activities...................................       13    (1,458)
                                                      ------    ------
(Decrease) increase in cash........................   (2,990)    4,731
Cash at beginning of period........................    3,520        54
                                                      ------    ------
Cash at end of period..............................  $   530   $ 4,785
                                                     =======   =======
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


NOTES TO FINANCIAL STATEMENTS


Note 1 - Basis of Presentation of Financial Statements

         The accompanying financial statements should be read in conjunction with the Notes to Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1998 Annual Report filed on Form 10-K and in this Form 10-Q Report.

         In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the first quarter are not necessarily indicative of the results to be expected for the full year. The fiscal quarters ended April 3, 1999 and April 4, 1998.


Note 2 - Contingencies

         Beginning in 1991, the Company entered into various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department. In April 1997, the Company completed a review of its compliance with various pricing provisions of these contracts and, with the assistance of special legal counsel, concluded that adjustments may be due to the federal agencies for potential unasserted claims against the Company relating to pricing deficiencies under product supply contracts subject to General Services Administration and Department of Defense regulations. In the fourth quarter of 1996, the Company established a $3.8 million reserve for estimated pricing deficiency liabilities and associated legal costs. As of the end of 1998 and first quarter end of 1999, the reserve balance was $3.2 million. The final amount of the pricing deficiency adjustment is subject to the outcome of contract settlement discussions which the Company has requested with the governmental agencies or to an adjudicated disposition. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position. Although management believes that the reserve is sufficient, it is possible the final resolution could exceed such reserve and could have a material impact on the statement of operations and cash flow in such period.

         In 1997, the Company established a $4.5 million restructuring reserve relating to its exit from the wholesale drug distribution business. At the end of 1998, and the first quarter end of 1999, approximately $1.0 million and $0.9 million, respectively, remained.

MOORE MEDICAL CORP.


MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW
--------

The following table sets forth items included in the Statements of Operations as a percentage of sales for the first quarters of 1999 and 1998. The table also shows, for each line item, the percentage change of the amount in the 1999 period from the comparable 1998 period.
                                                  First Quarter
                                         -------------------------------
                                           % of Sales          % Change
                                         -----------------   ------------
                                          1999       1998
                                          ----       -----

Net sales...............................  100.0%    100.0%          (6)%
Cost of products sold...................   67.3      69.8          (10)
                                          -----     -----
Gross profit............................   32.7      30.2            2
Selling, general & administrative          30.3      28.1            1
 expenses...............................  -----     -----
Operating income........................    2.4       2.1           11
Interest (income) expense, net..........    (.1)        0          650
                                          -----     -----
Income before income taxes..............    2.5       2.1           17
Income tax provision....................     .9        .8           15
                                          -----     -----
Net income..............................    1.6%      1.3%          18%
                                          =====     =====

RESULTS OF OPERATIONS
---------------------
First Quarter
1999 Compared with 1998
-----------------------

Net sales of $29.1 million for the first quarter of 1999 decreased 6% from the same quarter of 1998 primarily due to the liquidation of inventory in 1998 and the Company's completion of the transition out of the wholesale drug distribution business. The Company decided to exit the wholesale drug distribution business in order to concentrate on the more profitable healthcare practitioner market.

For the first quarter of 1999, gross profit dollars increased 2% to $9.5 million. The gross profit margin rate in the 1999 quarter increased to 32.7% of sales from 30.2% in the same quarter a year earlier. The improvement in gross profit margin and rate are attributable to a favorable product mix of sales in 1999, and to the liquidation of inventory at low or no margins in 1998 related to the Company's exit from the wholesale drug distribution market.

Selling, general and administrative expenses in the first quarter of 1999 increased 1% from the quarter a year ago. The increase is primarily due to the establishment of a small field sales force and intensified direct marketing efforts, which were partially offset by lower total staffing and freight expenses.

Net income for the 1999 quarter increased 18%. The increase in selling, general and administrative expenses were more than offset by the increase in gross profit.

FINANCIAL CONDITION
-------------------

During the first quarter of 1999, the Company's operating and investing activities used $3.0 million of funds. Operating activites used $5.0 million of cash from a $2.0 million increase in inventories, a $1.3 million increase in accounts receivable, and a $1.7 net change in other assets and liabilities. Operating activities generated $3.5 million in cash from a $0.3 million increase in amortization and depreciation, $2.7 million from increased accounts payable, and $0.5 million from net income. Investing activities used $1.5 million in funds for capital expenditures.

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

YEAR 2000 ISSUES
----------------

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

Internal Information Technology
-------------------------------

During 1998, as part of a modernization program intended to improve productivity and increase profitability by upgrading data processing, integrating systems and enhancing internal reporting, the Company purchased an integrated enterprise system which includes software which the vendor has represented to be Year 2000 compliant. The total estimated hardware, software, installation and training cost of the integrated enterprise system, of which Year 2000 compliance is a by-product, is $6.3 million, of which $5.3 million has been incurred to date, funded through operating cash flow. The Company is in the implementation phase for this system, with substantial implementation scheduled for mid-1999. Based on this schedule, the Company plans its internal information technology systems to be in substantial compliance before the year 2000. However, if due to unforeseen circumstances the implementation is not completed in a timely manner, Year 2000 issues could have a material adverse impact on the Company's operations. Contingency plans are being developed for areas where management considers there may be some risk to modify certain of the major existing internal information technology systems to be Year 2000 compliant.

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

External Vendor Compliance
--------------------------

The Company is in the process of identifying and contacting its major suppliers, service providers and contractors ("vendors") to determine the extent of their Year 2000 compliance. It plans that the process will be substantially completed by mid-1999. To the extent that responses are unsatisfactory, the Company intends to consider changing its major vendors to those who have represented Year 2000 readiness, but cannot be assured that it will be successful in finding alternative vendors. In the event that major vendors are not Year 2000 compliant and the Company does not replace them with new vendors, its business could be materially adversely affected. The Company plans to consider formulating a contingency plan for major vendors' Year 2000 non-compliance in mid-1999, after it receives responses from vendors.


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

Investors should be aware of factors that could have an impact on the Company's business, financial position or performance. These include possible: pressures on the Company's revenues resulting, for example, from customer consolidations or changes in customer buying patterns; reductions in healthcare funding affecting its customers' services or revenues, resulting, for example, from changes in legislation or regulations or in HMO, managed care or other insurance programs; intensified competition resulting, for example, from distributor consolidations or pricing pressures from distributors able to benefit from economies of scale or other operating efficiencies; disruptions in services or systems on which the Company is dependent, such as by truckers in deliveries from its suppliers, by UPS or other common carriers in deliveries to its customers, by its catalog printers or in telecommunication services, or relating to its computer systems or Year 2000 issues (including regarding costs, scheduling, implementation, vendor compliance, and the Company's plans and expectations regarding such); pending adjustments of pricing under exited government contracts or unfavorable outcomes of litigation; the effects of vesting chief executive officer responsibilities directly with the Company's chief financial, marketing and operations officers rather than with a single individual; and other factors detailed from time to time in the Company's Securities and Exchange Commission filings or other readily available or generally disseminated writings. The risks identified here are not all inclusive. Reference is also made to the Company's Annual Report Form 10-K for its fiscal year ended January 2, 1999, and to other parts of this Quarterly Report on Form 10-Q, which include additional information concerning factors that could adversely impact the Company's business or financial position or performance. Moreover, the Company operates in a changing and very competitive business environment. New risks may emerge from time to time, and it is not possible for management to predict all risk factors, nor can it necessarily identify or assess the impact of all such factors on the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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


MOORE MEDICAL CORP.
(REGISTRANT)



By:  /s/ David V. Harper                By: /s/ Susan G. D'Amato
     ----------------------------------     ----------------------------------
     David V. Harper, Executive             Susan G. D'Amato, Controller
     Vice President - Finance and           and Chief Accounting Officer
     Chief Financial Officer                April 30, 1999
     April 30, 1999