Form 10-Q
period 1999-07-03
MOORE MEDICAL CORP
filed 1999-08-13
CIK 74691

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________

                                     1999
                                  FORM 10 - Q

                                For the Fiscal
                                SECOND QUARTER
                              Ended July 3, 1999

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


Common Stock ($.01 Par Value)                            American Stock Exchange
Rights to Purchase Series I Junior Preferred Stock       American Stock Exchange
(Title of Each Class)                (Name of each exchange on which registered)
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No _____
                                       -----

                                   2,939,176

       Number of shares of Common Stock outstanding as of July 29, 1999

   Total number of pages in the numbered original (including exhibits) is 21


                          This is page 1 of 21 pages.
================================================================================

                              MOORE MEDICAL CORP.


                                     Index

                                                                                                 Page No.
                                                                                                 --------
Part I.   Financial Information

          Item 1.   Financial Statements

                    Balance Sheets at the end of the second quarter of
                         1999 and at the end of the year 1998..................................        3

                    Statements of Operations for the second quarters
                         of 1999 and 1998......................................................        4

                    Statements of Operations for the first two quarters
                         of 1999 and 1998......................................................        5

                    Statements of Cash Flows for the first two quarters
                         of 1999 and 1998......................................................        6

                    Notes to Financial Statements..............................................        7

          Item 2.   Management's Discussion and Analysis of Results
                         of Operations and Financial Condition.................................     8-12


Part II.  Other Information

          Item 4.   Submission of Matters to a Vote of Security Holders .......................       12

          Item 6.   Exhibits and Reports on Form 8-K...........................................    12-21

          Signatures...........................................................................       13

MOORE MEDICAL CORP.

Balance Sheets at end of
---------------------------------------------------------------------------------------------------------------------
Amounts in thousands                                                        Second Quarter 1999            Year 1998
                                                                                (Unaudited)
---------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
       Cash                                                                     $      148                 $   3,520
       Accounts receivable, less allowances
           of $373 and $372............................................             11,330                     9,385
       Inventories.....................................................             14,259                    13,684
       Prepaid expenses and other current assets.......................              2,420                     1,992
       Deferred income taxes...........................................              2,500                     2,500
                                                                                ----------                 ---------
                Total Current Assets...................................             30,657                    31,081
                                                                                ----------                 ---------

Noncurrent Assets
       Equipment and leasehold improvements, net.......................              9,672                     7,038
       Other assets....................................................                263                       362
                                                                                ----------                 ---------
                Total Noncurrent Assets................................              9,935                     7,400
                                                                                ----------                 ---------
                                                                                $   40,592                 $  38,481
                                                                                ==========                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
       Accounts payable................................................         $    7,599                 $   5,421
       Accrued expenses................................................              6,150                     7,139
                                                                                ----------                 ---------
                Total Current Liabilities..............................             13,749                    12,560
                                                                                ----------                 ---------

Deferred Income Taxes..................................................                368                       368

Shareholders' Equity
       Preferred stock - no shares outstanding.........................                 --                        --
       Common stock - $.01 par value;
           5,000 shares authorized;
           3,246 shares issued.........................................                 33                        33
       Capital in excess of par value..................................             21,672                    21,667
       Retained earnings...............................................              7,502                     6,597
                                                                                ----------                 ---------
                                                                                    29,207                    28,297
       Less treasury shares, at cost, 307 and 308
           shares......................................................             (2,732)                   (2,744)
                                                                                ----------                ----------
                Total Shareholders' Equity.............................             26,475                    25,553
                                                                                ----------                ----------
                                                                                $   40,592                $   38,481
                                                                                ==========                ==========
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Operations for the
--------------------------------------------------------------------------------------------------------------------
Amounts in thousands, except per share data                                              Second Quarter
                                                                           -----------------------------------------
                                                                                 1999                      1998
                                                                                          (Unaudited)
--------------------------------------------------------------------------------------------------------------------
       Net sales........................................................     $ 29,367                   $ 30,042

       Cost of products sold............................................       20,152                     20,685
                                                                             --------                   --------

       Gross profit.....................................................        9,215                      9,357

       Selling, general & administrative expenses.......................        8,551                      8,250
                                                                             --------                   --------

       Operating income.................................................          664                      1,107

       Interest income, net.............................................            7                         18
                                                                             --------                   --------

       Income before income taxes.......................................          671                      1,125

       Income tax provision.............................................          243                        416
                                                                             --------                   --------

       Net income.......................................................     $    428                   $    709
                                                                             ========                   ========

       Basic and diluted net income per share...........................     $    .15                   $    .24
                                                                             ========                   ========
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


Statements of Operations for the
--------------------------------------------------------------------------------------------------------------------------
Amounts in thousands, except per share data                                           First Two Quarters
                                                                             --------------------------------------
                                                                              1999                      1998
                                                                                        (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
       Net sales........................................................     $ 58,422                  $ 60,981

       Cost of products sold............................................       39,698                    42,286
                                                                             --------                  --------

       Gross profit.....................................................       18,724                    18,695

       Selling, general & administrative expenses.......................       17,354                    16,951
                                                                             --------                  --------

       Operating income.................................................        1,370                     1,744

       Interest income, net.............................................           52                        24
                                                                             --------                  --------

       Income before income taxes.......................................        1,422                     1,768

       Income tax provision.............................................          517                       654
                                                                             --------                  --------

       Net income.......................................................     $    905                  $  1,114
                                                                             ========                  ========

       Basic and diluted net income per share...........................     $    .31                  $    .38
                                                                             ========                  ========
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Cash Flows for the
-----------------------------------------------------------------------------------------------------------------------
Amounts in thousands                                                                  First Two Quarters
                                                                             --------------------------------------
                                                                                1999                      1998
                                                                                        (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
       Net income............................................................ $   905                 $   1,114
       Adjustments to reconcile net income to net cash
           flows provided by operating activities:

           Depreciation and amortization.....................................     754                       613

           Changes in operating assets and liabilities
                Accounts receivable .........................................  (1,945)                    4,187
                Inventories..................................................    (575)                   (1,772)
                Other current assets.........................................    (428)                      372
                Accounts payable.............................................   2,178                    (2,702)
                Other current liabilities....................................    (886)                    1,559
                                                                              -------                 ---------
           Net cash flows provided by
                 operating activities........................................       3                     3,371
                                                                              -------                 ---------

Cash Flows From Investing Activities
       Equipment and leasehold improvements..................................  (3,388)                   (1,539)
                                                                              -------                 ---------

           Net cash flows used in investing activities.......................  (3,388)                   (1,539)
                                                                              -------                 ---------

Cash Flows From Financing Activities
       Revolving credit financing decrease, net..............................       -                    (1,512)

       Other, net............................................................      13                        64
                                                                              -------                 ---------
           Net cash flows provided by (used in)
            financing activities.............................................      13                    (1,448)
                                                                              -------                 ---------

(Decrease) increase in cash..................................................  (3,372)                      384
Cash at beginning of period..................................................   3,520                        54
                                                                              -------                 ---------

Cash At End Of Period........................................................ $   148                 $     438
                                                                              =======                 =========
-----------------------------------------------------------------------------------------------------------------------

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

          In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the second quarter and first two quarters are not necessarily indicative of the results to be expected for the full year. The fiscal quarters ended July 3, 1999 and July 4, 1998.

Note 2 -  Contingencies

          Beginning in 1991, the Company entered into various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department. In April 1997, the Company completed a review of its compliance with various pricing provisions of these contracts and, with the assistance of special legal counsel, concluded that adjustments may be due to the federal agencies for potential unasserted claims against the Company relating to pricing deficiencies under product supply contracts subject to General Services Administration and Department of Defense regulations. In the fourth quarter of 1996 the Company established a $3.8 million reserve for estimated pricing deficiency liabilities and associated legal costs. As of the end of 1998 and second quarter end of 1999, the reserve balance was $3.2 million. The final amount of the pricing deficiency adjustment is subject to the outcome of contract settlement discussions between the Company and the governmental agencies or to an adjudicated disposition. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position. Although management believes that the reserve is sufficient, it is possible the final resolution could exceed such reserve and could have a material impact on the statement of operations and cash flow in such period.

          In 1997, the Company established a $4.5 million restructuring reserve relating to its exit from the wholesale drug distribution business. At the end of 1998, and the second quarter end of 1999, approximately $1.0 million and $0.8 million, respectively, remained.

MOORE MEDICAL CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
     AND FINANCIAL CONDITION


OVERVIEW
--------

The following table sets forth items included in the Statements of Operations as a percentage of sales for the second quarters and first two quarters of 1999 and 1998, respectively. The table also shows, for each line item, the percentage change in the 1999 periods from the comparable 1998 periods.

                                                     Second Quarter                           First Two Quarters
                                         ---------------------------------------    ---------------------------------------
                                                % of Sales                %               % of Sales                 %
                                         -------------------------    ----------    ------------------------     ----------
                                            1999          1998          Change        1999          1998           Change
                                         -----------    ----------    ----------    ----------    ----------     ----------
Net sales............................       100.0%         100.0%           (2)%        100.0%        100.0%           (4)%
Cost of products sold................        68.6           68.9            (3)          68.0          69.3            (6)
                                           ------          -----                       ------        ------
Gross profit.........................        31.4           31.1            (2)          32.0          30.7             -
Selling, general & admin. exp........        29.1           27.4             4           29.7          27.8             2
                                           ------          -----                       ------        ------
Operating income.....................         2.3            3.7           (40)           2.3           2.9           (21)
Interest income, net...............             -              -           (61)          (0.1)            -           117
                                           ------          -----                       ------        ------
Income before income taxes...........         2.3            3.7           (40)           2.4           2.9           (20)
Income tax provision.................          .8            1.3           (42)            .9           1.1           (21)
                                           ------          -----                       ------        ------
Net income...........................         1.5%           2.4%          (40)%          1.5%          1.8%          (19)%
                                           ======          =====         =====         ======        ======         =====


RESULTS OF OPERATIONS
---------------------

Second Quarter
1999 Compared with 1998
-----------------------

Net sales of $29.4 million for the second quarter of 1999 decreased 2% from the same quarter of 1998 due primarily to the significant allocation of the Company's human and financial capital required to implement a new state-of-the-art Enterprise Resource Planning (ERP) system. The system was implemented to provide timely, consistent company wide management and customer information.

For the 1999 second quarter, gross profit dollars decreased 2% to $ 9.2 million. The gross profit margin rate in the 1999 quarter increased to 31.4% of sales from 31.1% in the same quarter a year earlier. The improvement in margin rate is attributable to a favorable product mix in sales.

Selling, general and administrative expenses in the second quarter of 1999 increased 4% from the quarter a year ago. The increase is primarily attributable to expenses related to the implementation of the Company's ERP system for training and outside consulting services.

Net income for the 1999 second quarter decreased 40%. The decrease was due primarily to lower sales volume and expenses related to the implementation of the Company's ERP system.

First Two Quarters
1999 Compared with 1998
-----------------------

Net sales for the first half of 1999 decreased 4% to $58.4 million from $61.0 million in the comparable 1998 period due to three major events: 1) the Company's transition out of the wholesale drug distribution business, 2) the liquidation of inventory related to this business in 1998 and 3) the investment in human and financial capital related to the Company's implementation of a new Enterprise Resource Planning (ERP) system.

For the 1999 first half, gross profit dollars remained flat with 1998 at $18.7 million. The gross profit margin rate in the 1999 half increased to 32.0% of sales from 30.7% in the same period a year earlier. The improvement in rates is primarily due to a favorable product sales mix.

Selling, general and administrative expenses during the first half of 1999 increased 2% compared with the first half of 1998. The increase is primarily due to expenses related to the implementation of the Company's ERP system for training and outside consulting services.

Net income for the first half of 1999 decreased 19% as compared to the same 1998 period. The decrease was attributable to the expenses associated with the implementation of the Company's new ERP system.

FINANCIAL CONDITION
-------------------

During the first half of 1999, the Company's operating activities were cash neutral and investing activities used $3.4 million in funds. Operating activities used $3.8 million in cash from a $1.9 million increase in accounts receivable, a $0.6 million increase in inventories and $1.3 million net change in other assets and liabilities. Operating activities generated $3.8 million in cash from a $2.2 million increase in accounts payable, $0.7 million in amortization and depreciation and $0.9 million in net income. Investing activities used $3.4 million for capital expenditures.

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

Internal Information Technology
-------------------------------

During 1998, as part of a modernization program intended to improve productivity and increase profitability by upgrading data processing, integrating systems and enhancing internal reporting, the Company purchased an integrated enterprise system which includes software which the vendor has represented to be Year 2000 compliant. The total estimated hardware, software, installation and training cost of the integrated enterprise system, of which Year 2000 compliance is a by-product, is $6.7 million, of which $6.2 million has been incurred through the second quarter, funded through operating cash flow. The Company substantially completed the implementation of the system during the second quarter of 1999. With this implementation, the Company believes its internal information technology systems to be in substantial compliance. However, if experience should demonstrate that the implementation is not substantially complete, Year 2000 issues could have a material adverse impact on the Company's operations. Contingency plans are being developed for areas where management considers there may be some risk to modify certain of the major existing internal information technology systems to be Year 2000 compliant.

Internal Non-Information Technology
-----------------------------------

The Company has assessed the Year 2000 compliance of its internal non-information software and of the technology embedded in such systems as security, telecommunications and building systems by contacting the providers of such systems. Written assurance of Year 2000 compliance has been received from substantially all providers.

External Vendor Compliance
--------------------------

The Company has identified and contacted its major suppliers, service providers and contractors ("vendors") to determine the extent of their Year 2000 compliance. The process is substantially complete. To the extent that responses were unsatisfactory, the Company intends to consider changing the vendors to those who have represented Year 2000 readiness, but cannot be assured that it will be successful in finding alternative vendors. In the event that a major vendor's written assurance of Year 2000 compliant becomes questionable and the Company does not replace it with a new vendor, its business could be materially adversely affected. The Company is formulating a contingency plan for major vendors' Year 2000 non-compliance.

FORWARD-LOOKING INFORMATION
---------------------------

From time to time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but, not limited to, press releases, oral statements made by or with the approval of an authorized executive officer, or in this report or other filings made by the Company with the Securities and Exchange Commission. The words or phrases "trend," "expect," "grow," "will," "could," "likely result," "planned," "intends," "continued," "anticipated," "estimated," "projected" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the said Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

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

PART II.  OTHER INFORMATION
          -----------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a) The 1999 Annual Meeting of Shareholders of the Company was held May 12, 1999.

          (b) At the Annual Meeting, the following persons were elected directors, with the following number of shares voted for and withheld:

                                               For               Withheld
                                          ---------------      -------------

               Steven Kotler                 2,259,359            11,606
               Robert H. Steele              2,259,359            11,606
               Peter C. Sutro                2,259,359            11,606
               Wilmer J. Thomas, Jr.         2,259,359            11,606
               Dan K. Wassong                2,259,359            11,606


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits
               --------

               Fifth Amendment to Revolving Credit               Exhibit 10.18
               Agreement by the Company and BankBoston, N.A., dated April 30, 1999

               Financial Data Schedule                           Exhibit 27

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

MOORE MEDICAL CORP.
(REGISTRANT)


By: /s/ David V. Harper                      By: /s/ Susan G. D'Amato
    -------------------------                    -------------------------------
    David V. Harper, Executive                   Susan G. D'Amato, Vice
    Vice President - Finance and                 President and Controller
    Chief Financial Officer                      August 10, 1999
    August 10, 1999