Form 10-Q
period 1999-10-02
MOORE MEDICAL CORP
filed 1999-11-10
CIK 74691

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            _______________________

                                     1999
                                  FORM 10 - Q

                                For the Fiscal
                                 THIRD QUARTER
                             Ended October 2, 1999

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


                                   2,941,426

      Number of shares of Common Stock outstanding as of October 29, 1999.

              Total number of pages in the numbered original is 13



                          This is page 1 of 13 pages.
================================================================================

                              MOORE MEDICAL CORP.

                                     Index

                                                                           Page No.
                                                                           --------
Part I.  Financial Information

         Item 1. Financial Statements

                 Balance Sheets at the end of the third quarter of
                   1999 and at the end of the year 1998................           3

                 Statements of Operations for the third quarter
                   of 1999 and 1998....................................           4

                 Statements of Operations for the first three quarters
                   of 1999 and 1998....................................           5

                 Statements of Cash Flows for the first three quarters
                   of 1999 and 1998....................................           6

                 Notes to Financial Statements.........................           7

         Item 2. Management's Discussion and Analysis of Results
                   of Operations and Financial Condition...............        8-12

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K.....................       12-13

         Signatures....................................................          12

MOORE MEDICAL CORP.

Balance Sheets at end of
--------------------------------------------------------------------------------
Amounts in thousands                             Third Quarter 1999   Year 1998
                                                    (Unaudited)
--------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash                                               $    --           $ 3,520
   Accounts receivable, less allowances
      of $297 and $372.........................        14,280             9,385
   Inventories.................................        15,807            13,684
   Prepaid expenses and other current assets...         3,371             1,992
   Deferred income taxes.......................         2,727             2,500
                                                      -------           -------
         Total Current Assets..................        36,185            31,081
                                                      -------           -------
Noncurrent Assets
   Equipment and leasehold improvements, net...        10,202             7,038
   Other assets................................           518               362
                                                      -------           -------
         Total Noncurrent Assets...............        10,720             7,400
                                                      -------           -------
                                                      $46,905           $38,481
                                                      =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable............................       $ 9,238           $ 5,421
   Accrued expenses............................         5,340             7,139
                                                      -------           -------
         Total Current Liabilities.............        14,578            12,560
                                                      -------           -------

Deferred Income Taxes..........................         2,360               368

Revolving Credit Financing.....................         2,661                --

Shareholders' Equity
   Preferred stock - no shares outstanding.....            --                --
   Common stock - $.01 par value;
      5,000 shares authorized;
      3,246 shares issued......................            33                33
   Capital in excess of par value..............        21,675            21,667
   Retained earnings...........................         8,305             6,597
                                                      -------           -------
                                                       30,013            28,297
   Less treasury shares, at cost, 305 and 308
      shares...................................        (2,707)           (2,744)
                                                      -------           -------
         Total Shareholders' Equity............        27,306            25,553
                                                      -------           -------
                                                      $46,905           $38,481
                                                      =======           =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


Statements of Operations for the
--------------------------------------------------------------------------------
Amounts in thousands, except per share data                 Third Quarter
                                                     ---------------------------
                                                        1999             1998
                                                             (Unaudited)
--------------------------------------------------------------------------------
   Net sales...................................      $31,077          $32,529

   Cost of products sold.......................       21,631           22,322
                                                     -------          -------

   Gross profit................................        9,446           10,207

   Selling, general & administrative expenses..        8,654            8,550
                                                     -------          -------

   Operating income............................          792            1,657

   Interest expense (income), net..............           14              (19)
                                                     -------          -------

   Income before income taxes..................          778            1,676

   Income tax (benefit) provision..............          (25)             620
                                                     -------          -------

   Net income..................................      $   803          $ 1,056
                                                     =======          =======

   Basic and diluted net income per share......      $   .27          $   .36
                                                     =======          =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Operations for the
--------------------------------------------------------------------------------------------
Amounts in thousands, except per share data                          First Three Quarters
                                                                ----------------------------
                                                                 1999               1998
                                                                       (Unaudited)
--------------------------------------------------------------------------------------------
   Net sales................................................     $89,499             $93,510

   Cost of products sold....................................      61,328              64,608
                                                                 -------             -------

   Gross profit.............................................      28,171              28,902

   Selling, general & administrative expenses...............      26,009              25,501
                                                                 -------             -------

   Operating income.........................................       2,162               3,401

   Interest income, net.....................................          38                  43
                                                                 -------             -------

   Income before income taxes...............................       2,200               3,444

   Income tax provision.....................................         492               1,274
                                                                 -------             -------

   Net income...............................................     $ 1,708             $ 2,170
                                                                 =======             =======

   Basic and diluted net income per share...................     $   .58             $   .74
                                                                 =======             =======
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Statements of Cash Flows for the
------------------------------------------------------------------------------------------
Amounts in thousands                                               First Three Quarters
                                                              ----------------------------
                                                               1999                  1998
                                                                      (Unaudited)
------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net income........................................        $  1,708            $ 2,170
     Adjustments to reconcile net income to
        net cash flows (used in) provided by operating
        activities:

        Depreciation and amortization..................           1,299                989

        Deferred income taxes..........................           1,766                656

        Changes in operating assets and liabilities:

           Accounts receivable.........................          (4,895)             2,630
           Inventories.................................          (2,123)               214
           Other current assets........................          (1,379)               403
           Accounts payable............................           3,816             (1,777)
           Other current liabilities...................          (1,951)             1,330
                                                               --------            -------

        Net cash flows (used in) provided by
           operating activities........................          (1,759)             6,615
                                                               --------            -------

Cash Flows From Investing Activities
     Equipment and leasehold improvements..............          (4,463)            (2,792)
                                                               --------            -------

        Net cash flows used in investing activities              (4,463)            (2,792)
                                                               --------            -------

Cash Flows From Financing Activities
     Revolving credit financing increase/(decrease),
        net............................................           2,661             (1,512)
     Other, net........................................              41                 64
                                                               --------            -------
        Net cash flows  provided by (used in)
          financing activities.........................           2,702             (1,448)
                                                               --------            -------

(Decrease)/increase in cash............................          (3,520)             2,375
Cash at beginning of period............................           3,520                 54
                                                               --------            -------

Cash At End Of Period..................................        $     --            $ 2,429
                                                               ========            =======

------------------------------------------------------------------------------------------

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

In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the third quarter and first three quarters ended 1999 are not necessarily indicative of the results to be expected for the full year. The fiscal quarters ended October 2, 1999 and October 3, 1998.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2 - Contingencies

Beginning in 1991, the Company entered into various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department. In April 1997, the Company completed a review of its compliance with various pricing provisions of these contracts and, with the assistance of special legal counsel, concluded that adjustments may be due to the federal agencies for potential unasserted claims against the Company relating to pricing deficiencies under product supply contracts subject to General Services Administration and Department of Defense regulations. In the fourth quarter of 1996 the Company established a $3.8 million reserve for estimated pricing deficiency liabilities and associated legal costs. As of the end of 1998 and third quarter end of 1999, the reserve balance was $3.2 million. The final amount of the pricing deficiency adjustment is subject to the outcome of contract settlement discussions between the Company and the governmental agencies or to an adjudicated disposition. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position. Although management believes that the reserve is sufficient, it is possible the final resolution could exceed such reserve and could have a material impact on the statement of operations and cash flow in such period.

In 1997, the Company established a $4.5 million restructuring reserve relating to its exit from the wholesale drug distribution business. At the end of 1998, and the third quarter end of 1999, approximately $1.0 million and $0.8 million, respectively, remained.

     MOORE MEDICAL CORP.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          AND FINANCIAL CONDITION


     OVERVIEW
     --------

     The following table sets forth items included in the Statements of Operations as a percentage of sales for the third quarter and first three quarters of 1999 and 1998, respectively. The table also shows, for each line item, the percentage change in the 1999 periods from the comparable 1998 periods.

                                                       Third Quarter                             First Three Quarters
                                     ---------------------------------------------   --------------------------------------------

                                               % of Sales                   %                % of Sales                   %
                                     ------------------------------   ------------   -----------------------------  -------------
                                          1999            1998           Change          1999            1998           Change
                                     --------------  --------------   ------------   -------------  --------------  -------------

Net sales..........................      100.0%          100.0%             (4)%        100.0%          100.0%            (4)%
Cost of products sold..............       69.6            68.6              (3)          68.5            69.1             (5)
                                         -----           -----                          -----           -----
Gross profit.......................       30.4            31.4              (7)          31.5            30.9             (3)
Selling, general & admin. exp......       27.9            26.3               1           29.1            27.3              2
                                         -----           -----                          -----           -----
Operating income...................        2.5             5.1             (52)           2.4             3.6            (36)
Interest income, net...............          -               -            (174)             -             0.1            (12)
                                         -----           -----                          -----           -----
Income before income taxes.........        2.5             5.1             (54)           2.4             3.7            (36)
Income tax (benefit) provision.....      ( 0.1)            1.9            (104)           0.5             1.4            (61)
                                         -----           -----                          -----           -----
Net income.........................        2.6%            3.2%            (24)%          1.9%            2.3%           (21)%
                                         =====           =====            ====          =====           =====           ====


     RESULTS OF OPERATIONS
     ---------------------

     Third Quarter
     1999 Compared with 1998
     -----------------------

     Net sales for the third quarter of 1999 declined 4% to $31.1 million from a record $32.5 million of the comparable quarter in the prior year. Net income for the third quarter decreased to $0.8 million compared with $1.1 million in the third quarter of 1998. Earnings per share decreased to $.27 in the third quarter from $.36 a year ago. The third quarter 1999 comparison to the comparable quarter in 1998 reflects the contrast to record earnings in the prior year, and the result of current operational disruptions associated with the impact of the acclimation to the Enterprise Resource Planning (ERP) system. The third quarter of 1999 also reflects a net income tax benefit of approximately $0.3 million largely resulting from management's conclusion of prior year's tax return audits performed by the Internal Revenue Service. In management's opinion, adequate provisions for income taxes have been made for all years.

For the third quarter, gross profit dollars decreased 7% to $9.4 million. The gross profit margin in the 1999 quarter decreased to 30.4% of sales from 31.4% in the same quarter a year ago. This decrease is due to higher than anticipated sales returns and allowances attributable to the initial implementation of the ERP system partially offset by a favorable product mix of sales.

Selling, general and administrative expenses during the third quarter of 1999 increased 1%. The increase was primarily attributable to expenses related to the implementation of the Company's ERP system and outside information technology consulting.

First Three Quarters
1999 Compared with 1998
-----------------------

Net sales for the first nine months of 1999 declined 4% to $89.5 million from $93.5 million in the prior year. Net income for the nine months of 1999 decreased to $1.7 million compared with $2.2 million in the same period of 1998. Earnings per share decreased to $.58 from $.74 a year ago. The comparisons to record third quarter 1998 earnings and the results for the first nine months of 1999 reflect the operating disruption associated with the impact of the implementation of the ERP system during the current year, as well as the continuing efforts to acclimate all business practices associated with the ERP system. The first three quarters of 1999 also reflects a net income tax benefit of approximately $0.3 million largely resulting from management's conclusion of prior year's tax return audits performed by the Internal Revenue Service. In management's opinion, adequate provisions for income taxes have been made for all years.

For the first nine months of 1999, gross profit dollars decreased 3% to $28.2 million. The gross profit margin rate increased in the first nine months of 1999 to 31.5% from 30.9% in the same period in 1998. The improvement in margin rate is primarily attributable to a favorable product mix in sales.

Selling, general and administrative expenses during the first nine months of 1999 increased 2% compared to the first nine months of 1998. The increase is primarily due to expenses related to implementation of the Company's ERP information technology system.

FINANCIAL CONDITION
-------------------

During the first nine months of 1999, the Company utilized existing credit lines of $2.7 million and decreased cash by $3.5 million to fund $1.8 million of net cash used for operations and $4.4 million of capital expenditures. Accounts receivable increased $4.9 million due to higher sales at the end of the third quarter of 1999 than at year end of 1998.

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

YEAR 2000 COMPLIANCE
--------------------

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

Internal Information Technology
-------------------------------

During 1998, as part of a modernization program intended to improve productivity and increase profitability by upgrading data processing, integrating systems and enhancing internal reporting, the Company purchased an ERP system which includes software which the vendor has represented to be Year 2000 compliant. The total estimated hardware, software, installation and training cost of the integrated ERP system, of which Year 2000 compliance is a by-product, is $6.7 million, of which $6.6 million has been incurred through the third quarter, primarily funded through operating cash flow. The Company substantially completed the implementation of the system during the second quarter of 1999. With this implementation, the Company believes its internal information technology systems to be in substantial compliance. Contingency plans are being developed for areas where management considers there may be some risk to modify certain of the major existing internal information technology systems to be Year 2000 compliant.

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

External Vendor Compliance
--------------------------

The Company has identified and contacted its major suppliers, service providers and contractors ("vendors") to determine the extent of their Year 2000 compliance. The process is substantially complete. To the extent that responses were unsatisfactory, the Company has contingency plans in place, which includes a number of measures such as, where necessary, changing the vendors to those who have represented Year 2000 readiness, but cannot be assured that it will be successful in finding alternative vendors. In the event that a major vendor's written assurance of Year 2000 compliance becomes questionable and the Company does not replace it with a new vendor, its business could be materially adversely affected. The Company is formulating a contingency plan for major vendors' Year 2000 non-compliance.

FORWARD-LOOKING INFORMATION
---------------------------

From time to time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but, not limited to, press releases, oral statements made by or with the approval of an authorized executive officer, or in this report or other filings made by the Company with the Securities and Exchange Commission. The words or phrases "trend," "expect," "grow," "will," "could," "likely result," "planned," "continued," "anticipated," "estimated," "projected," "scheduled," "could have," "intended," "believes," "continuing," "considers," "may be," "assessed," "contingency" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the said Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Investors should also be aware of factors that could have an impact on the Company's business or financial position or performance. These include possible: pressures on revenues resulting, for example, from customer consolidations or changes in customer buying patterns; intensified competition resulting, for example, from distributor consolidations or pricing pressures from distributors able to benefit from economies of scale or other operating efficiencies; disruptions in services or systems on which the Company is dependent, such as by truckers in deliveries from its suppliers, by UPS or other common carriers in deliveries to its customers, by its catalog printers or in telecommunication services, or relating to its ERP or other computer systems or Year 2000 issues (including regarding costs, scheduling, implementation, vendor compliance, and plans and expectations regarding such); unfavorable outcomes of litigation to which the Company may become a party; and other factors detailed from time to time in the Company's Securities and Exchange Commission filings or other readily available or generally disseminated writings. The risks identified here are not all inclusive. Reference is also made to other parts of this report and the Company's most recent Annual Report on Form 10-K that include additional information concerning factors that could adversely impact the Company's business or financial position or performance. Moreover, the Company operates in a changing and very competitive business environment. New risks may emerge from time to time, and it is not possible for management to predict all risk factors, nor can it necessarily identify or assess the impact of all such factors on the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

PART II.  OTHER INFORMATION
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits
               --------

               Financial Data Schedule - Exhibit 27

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

MOORE MEDICAL CORP.
(REGISTRANT)

By:  /s/ Linda M. Autore                  By:  /s/ Susan G. D'Amato
    ------------------------------            -----------------------------
    Linda M. Autore                            Susan G. D'Amato
    President and Chief Executive              Vice President - Finance and
      Officer                                    Controller
    November 10, 1999                          November 10, 1999