Form 10-K
period 2000-01-01
MOORE MEDICAL CORP
filed 2000-03-31
CIK 74691

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         _____________________________

                                     1999
                                  FORM 10 - K
                                 ANNUAL REPORT

                   For the fiscal year ended January 1, 2000

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

--------------------------------------------------------------------------------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]    No _________
                                      --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates (i.e. other than identified 5% holders, and holdings attributed to executive officers and directors) of the registrant as of March 3, 2000 was $17,001,778. Determination of affiliate status for such purpose is not a conclusive determination thereof for other purposes.

     Number of shares of Common Stock outstanding (exclusive of 204,604 treasury shares) as of March 3, 2000: 3,041,426.
--------------------------------------------------------------------------------

                      Documents Incorporated By Reference

The portions of the registrant's proxy statement for its 2000 Annual Meeting of Shareholders referred to in Part III of this report are incorporated by reference. The exhibit index is located on pages 29-31. Total number of pages in the numbered original (including exhibits) is 44.

                          This is page 1 of 33 pages.
================================================================================

                              Moore Medical Corp.
                        1999 Annual Report on Form 10-K

                               Table of Contents

Part I
--------------------------------------------------------------------------------------------------------
Item 1.   Business                                                                                    3
Item 2.   Properties                                                                                  9
Item 3.   Legal Proceedings                                                                           9
Item 4.   Submission of Matters to a Vote of Security Holders                                         9
Item 4A.  Executive Officers of the Registrant                                                        9

Part II
--------------------------------------------------------------------------------------------------------
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                       9
Item 6.   Selected Financial Data                                                                    10
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations      11
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                 14
Item 8.   Financial Statements and Supplementary Data                                                14
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       27

Part III
--------------------------------------------------------------------------------------------------------
Item 10.  Directors and Executive Officers of the Registrant                                         28
Item 11.  Executive Compensation                                                                     28
Item 12.  Security Ownership of Certain Beneficial Owners and Management                             28
Item 13.  Certain Relationships and Related Transactions                                             28

Part IV
--------------------------------------------------------------------------------------------------------
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K                             29

Signatures                                                                                           32

ITEM 1.  Business

Moore Medical Corp. is a national marketer and distributor of healthcare products, on a business-to-business basis, to approximately 92,000 healthcare practitioner customers operating in non-hospital settings. The Company serves, in addition to physicians and surgeons, podiatrists, emergency medical technicians, schools and colleges, correctional facilities, municipalities and occupational/industrial physicians and nurses. The Company believes that it is a significant factor in several of these specialty practice communities. Most customers buy Moore Medical's products for use in their healthcare practices, rather than for resale.

Moore Medical Corp. and its early-phase e-commerce subsidiary market approximately 8,500 medical/surgical and pharmaceutical supply products (SKUs) through catalogs, other direct mail literature, telesales, a small field sales force and, to a limited degree, the Internet. Most customer orders are processed by our customer support center representatives. We fulfill more than 500,000 orders annually from our distribution centers in Connecticut, Florida, Illinois and California, and we ship orders nationwide by common carriers. More than 85% of our customers' orders are delivered within two business days.

Our distribution business has served healthcare practitioners for more than 25 years, and has distributed healthcare products for more than 50 years. In 1997, we exited from our lower margin wholesale drug distribution business, which represented approximately two-thirds of our revenues, in order to concentrate on our more profitable healthcare practitioner distribution business. This report focuses on our continuing healthcare practitioner business.

Recent Developments

 .    Strategic Commitment to Transform Company into Full B2B Electronic Commerce
     ---------------------------------------------------------------------------
     Enterprise: We initiated a program of web enablement in mid-year to assess
     ----------
     the costs and benefits of moving in the direction from our existing electronic catalog website to a comprehensive e-business platform. In the process we: surveyed current e-commerce customers; tracked their buying behaviors by industry markets; interviewed customers who were not among those early adopters; developed a detailed functional specification; and selected a design firm (from among eight respondents) to assist in the implementation of our design goals.

     Given our early results with an unpromoted transaction site, and the progress toward our design goals, Moore Medical's Board of Directors approved the Company's plan for transformation. The Board recognizes the level of investment required to accomplish Moore's Internet strategy and made a commitment to acquire the talent and develop the infrastructure needed to exploit this business opportunity. We anticipate incurring losses over the next two years as part of the accelerated spending plan required to fully web enable the Company. Our investment in the Internet is fundamental to our strategy and future sustainable growth as it provides:

          .    more data on our customers' buying patterns,
          .    greater ability to target our customers' needs,
          .    the opportunity to streamline our buying decisions and to reduce relative inventory levels,
          .    an enhanced selling environment at lower costs,
          .    the ability to exploit the latest technological applications to eliminate labor intensive processes, and
          .    the opportunity to reinvest any efficiencies realized through anticipated website economies in marketing and technology efforts.

     Our goal is to rapidly grow the size and revenue of the Company through web enablement of customers and employees. To accomplish this we will:

          . migrate and retain as many of our nearly 100,000 customers as possible to the e-business platform,
          . attract as many new customers as possible, leveraging our domain expertise in customer communities, and
          . increase the average annual expenditures that customers make with Moore Medical.

     Moore Medical's customer community based e-business site has entered beta testing and a 2000 launch is anticipated.

 .    Market recognition: The 1999 Physician's Office World Class Survey ranked
     ------------------
     Moore Medical Corp. as follows, based on the comparative quality of our products, competitive pricing and customer service:

          .    #1 in North Central Region by geographic region
          .    #2 in Northeast Region by geographic region
          .    #3 in Direct Marketing overall ranking by market segment

 .    Implemented our new Enterprise Resource Planning (ERP) system: In 1998,
     -------------------------------------------------------------
     we prepared a comprehensive plan for a new ERP system. The plan encompassed new software and hardware, and the training of our entire staff, at all levels of our organization. It was implemented in 1999.

     We lost no sales days as a result of the implementation. However, the transition did adversely impact our day-to-day sales operations, during the transition period, as customers experienced some delays in reaching customer support representatives. The transition whose impact on revenues and income cannot be quantified, was completed in 1999.

 .    Remained debt-free for the second consecutive year: We maintained a very
     --------------------------------------------------
     strong balance sheet, as evidenced by our cash position, cash flow and debt-free balance sheet at the end of each fiscal year. Despite expenditures on technology in 1999 of approximately $5.3 million, we reduced our debt to zero, utilizing operating funds and cash at the beginning of the year.

The Healthcare Products Distribution Industry

Most product manufacturers will not sell directly to healthcare practitioners in non-hospital settings for the small quantities of products regularly purchased. Moreover, most healthcare practitioners prefer the administrative efficiencies of purchasing supplies from a few sources rather than from hundreds of manufacturers. Healthcare product distributors, by selling a very wide range of products purchased from many manufacturers, economically move products from the manufacturers' large, but separately narrow product inventories to the smaller volume, but much more varied, product selections required by healthcare practitioners. Customers find it efficient and convenient to rely on the availability from distributors of thousands of different products, manufactured by hundreds of manufacturers, offered at competitive prices, with prompt delivery and a variety of other services.

Overall, the healthcare distribution industry has experienced a growth in demand, cost containment pressures, and the introduction of e-commerce as a marketing tool and as an easy to use efficient supply source.

The demand for healthcare products at non-hospital sites has continued to grow, largely because of:

 .    an aging population,

 .    increases in the amount and variety of products available for diagnosis and treatments, as a result of medical advances, and

 .    an increase in healthcare at more economical sites than hospitals, as a result of cost containment pressures.

However, governmental programs such as Medicare and Medicaid, and HMOs, managed care and other insurance programs, have limited funding for healthcare products. This has contributed to continued consolidations of:

 .    physician practices, as sole practitioners have formed groups and as practice organizations (PPOs) have formed to provide business management for large numbers of physicians,

 .    other customer groups, notably emergency medical services and podiatrists,

 .    local or regional distributors of healthcare products into larger organizations serving broader geographic areas, and

 .    manufacturers of healthcare products.

In addition, customers have continued to expect better prices and services. Service expectations include a broad selection of products, speed of delivery, reliability of supply, extensive information on product specifications, product use and pricing, and the ability to conveniently place orders and access such information on the distributor's Internet site. Increasingly, customers have come to rely on their distributors' websites for product-related information and for ordering products, as a means of reducing their operating costs and as a convenience.

Our Marketing and Distribution

We market nationally, on a business-to-business basis, to existing and prospective customers through catalogs, other direct mail literature, outbound specialty practice specific calls, an early-phase e-commerce website, and a small number of national account field sales representatives. We consider direct marketing to be one of our core strengths.

Our in-house Creative Media Department designs our catalogs, product packaging, promotional literature and web screens, with distinct features for each specialty practice area. We mail our catalogs and promotional literature regularly to current customers based on their buying patterns, and to prospective customers based on market-specific or targeted mailing lists. In the fourth quarter of 1999 and early 2000, we freshly redesigned our catalogs and developed and launched a new company logo and corporate brand identity to re-vitalize our capabilities. Extensive customer surveys, in person and online, were conducted to arrive at our brand platform of service, expertise and hospitality.

We invested in a new digital studio which enables us to develop and employ both the video and still digital images necessary to provide our customers with the most effective and pleasing projection of our products. These new digital video capabilities allow us to record and edit video messages, demonstrations and training. The video is formatted for both electronic and conventional viewing. The new digital photo studio includes a high-end digital camera, specialized lighting, color correction and image scripting software, and a new publications network and server. This process images simultaneously for both electronic and print media. In the second half of 1999 we captured over 2,500 new digital images.

We fulfill orders from our distribution centers in Connecticut, Florida, Illinois and California. Customer orders are directed by our ERP system from our support and customer support center in Connecticut to our distribution center closest to the customer's delivery location. At the distribution center, we pick, pack and ship orders to our customers by common carriers. We use United Parcel Service (UPS) to ship most of our customers' orders, and we are dependent on UPS for efficient delivery services. More than 85% of our customers' orders are delivered within two business days. We consider distribution reliability to be one of our core strengths.

Our Product Lines

We distribute approximately 8,500 SKUs of medical/surgical supply and pharmaceutical products, encompassing a broad and diversified selection of supplies such as gauze and wound dressings, examination room supplies, diagnostic tests and equipment, personal protection products, surgical instruments, emergency response supplies, continuing care products and infection control supplies. Although most of our products are consumables and disposables, we also sell medical/surgical equipment. We are one of the few distributors of medical/surgical products to non-hospital healthcare practitioners who also offer pharmaceuticals. Pharmaceutical products include unit-dose medications, vaccines, injectables and ointments.

We purchase our products primarily direct from manufacturers and do not manufacture or assemble any products, except for medical and first aid kits, which we assemble. Insurance coverage against potential losses due to product liability claims has been adequate.

We exited the wholesale drug distribution business, in which we sold primarily pharmaceuticals, during the fourth quarter of 1997, and we substantially concluded our disposal of our related inventory in the second quarter of 1998. Prior to the exit, most of our sales were of pharmaceuticals to pharmacies for resale, while in 1998 and 1999 most of our sales were of medical/surgical supplies and pharmaceuticals to healthcare practitioner end-users.

The following table shows our sales and the percentages of our total sales for the past three years of medical/surgical supplies and pharmaceuticals:

        (Dollars in thousands)                            1999         1998         1997
                                                          ----         ----         ----
        Medical/surgical supplies                       $88,792      $90,635      $ 91,030
                                                           75.0%        75.0%         31.5%

        Pharmaceuticals                                 $29,662      $30,211      $197,483
                                                           25.0%        25.0%         68.5%

Our Customers

Our approximately 92,000 healthcare practitioner customers typically use our products in non-hospital settings. Our more significant customer groups which accounted for approximately 85% of our sales are in addition to physicians and surgeons, podiatrists, emergency medical services, medical departments at industrial sites, municipalities, university and school health services and correctional facilities. We believe that we are an important factor in several of these specialty practice communities. Approximately 8,000 of the 12,000 podiatrists in the United States are our customers. Most of our customers use our products in their healthcare practice, rather than for resale. Typically, our customers order an average of five to six times a year, though some specialties order more frequently.

Our Sales Force

Our sales efforts are designed to establish and strengthen our customers' allegiance to us through frequent direct marketing contact supported by our staff of approximately thirty inbound customer support representatives and twenty outbound specialty practice-specific representatives, as well as through personal visits by a small field sales force.

Our customer support representatives assist our customers in making purchasing decisions, as well as with product pricing and availability questions. They also market promotional and complementary products in support of our media offerings. We use outbound industry-specific representatives and programs to market our products to customer accounts identified as high volume or high order frequency accounts. Outbound representatives strive to achieve long-term relationships with their assigned customers through regularly scheduled telephone contacts and personalized service. We integrated our inbound and outbound groups in 1999 as "flex teams" to handle inbound calls during periods of peak call volume and to increase our market-specific information level.

Our representatives use on-line PCs to enter customer orders and to access information about products, product availability, pricing, promotions and customer buying history. Each representative undergoes a minimum of three weeks of training, with the outbound representatives also receiving market-specific training. In addition, all representatives attend periodic training sessions and special sales programs, and they earn bonus incentives or monthly commissions. Our field sales representatives concentrate on selected large accounts and on attracting new customers and increasing sales, cross-enterprise, to customers who do not currently order a high percentage of their total product needs from us, as a complement to our direct marketing and telesales strategies. Once a field sales representative has established a relationship with a customer, she or he encourages the customer to use our automated ordering process or customer support representatives for its day-to-day needs. This simplifies the ordering process for the customer and it increases the effectiveness of our field sales representatives, consistent with our plans for increased computer integration.

Our Customer Relations Department provides access to knowledgeable support representatives for up to ten (8am-6pm EST) hours a day. Our representatives resolve customer-related issues, process catalog requests, authorize returns, allowances and exchanges, maintain high standards of service, expertise and hospitality, and foster long-term customer relationships. Subject to guidelines, they are empowered to make decisions regarding vendor and shipping related inquiries.

Our Suppliers

We distribute the products of approximately 650 manufacturers of medical/surgical supplies and pharmaceuticals. We purchase most products directly from manufacturers, but we also purchase some products from other distributors. In 1999, our largest product suppliers were 3M, Allied Healthcare Products, Inc., Aventis Pasteur, Banta Healthcare Products, Inc., Graham-Field Surgical Co., Johnson & Johnson Healthcare System, Laerdal Medical Corp., Microflex, Ortho Diagnostic Systems, Inc., and Tillotson Healthcare. We have several competing sources for many medical/surgical supplies and pharmaceuticals. Sales of products from our largest supplier in 1999 accounted for less than 5% of total sales. The pharmaceutical market continues to introduce alternative products affecting the product acquisition costs and obtainable margins. We do not have any significant long-term purchase commitments with our suppliers, nor do we have any exclusive product rights.

Competition

Our competitors are large national distributors, regional distributors and local distributors. Some primarily use direct mailing and telemarketing methods, like ours, some rely on the Internet and others make sales and deliveries to their customers with a dedicated sales force and a fleet of distributor-operated delivery vehicles.

Ease of entry into the healthcare products distribution industry has changed significantly with the onset of the Internet. There were at least six new entrants in 1999 into our markets. Although several of the entrants have substantially greater financial resources than we do, few entered the market with as significant an established customer base as we have. E-commerce competitors generally compete aggressively on price and access to information. However, our strongest competitors (traditional or e-commerce) in each market generally compete with us in only one or a few of our specialty market areas.

Generally, we compete with other distributors on breadth of product line, brand recognition, delivery speed, price, order completion rates, and other value-added customer service factors. Customers place high value on reliability, ease of doing business and speed. As more healthcare practices consolidate into larger, more geographically spread organizations, we expect that there will continue to be a growing number of large customers who will require their distributor of choice to be able to reliably service many delivery locations in different regions across the country. As the Internet becomes a more prominent marketing tool and order placement vehicle, we expect that the expanded selling opportunity will increase the order frequency of our present and prospective customers. We plan to take advantage of the shift to the Internet as our marketing and sales medium of choice by employing distinct strategies by customer group to enhance the order size and frequency of known buying patterns.

Regulation

We are subject to federal, state and local statutes and regulations governing the sale, marketing, packaging and distribution of prescription drugs, including controlled substances and medical devices. In addition, we and our customers are subject to licensing requirements governing the various aspects of the healthcare delivery system. Our operating and security practices comply with the statutes and regulations of the Federal Drug Administration (FDA), Federal Drug Enforcement Agency (DEA) and state boards of pharmacy, health and wholesale drug distributor licensing boards in all material respects.

We operate four distribution centers, in New Britain, Connecticut, Jacksonville, Florida, Lemont, Illinois, and Visalia, California. Each of these distribution centers is registered with the Drug Enforcement Agency and as a wholesale distributor of prescription drugs and devices in each state that requires registration and/or licensure. This registration and licensure is mandated by the Prescription Drug Marketing Act of 1987, with which we believe we are in material compliance. In addition, we are registered with the Federal Drug Administration as a Drug Establishment and as a Device Establishment. We are also mandated by the Prescription Drug Marketing Act of 1987 and the Control Substance Act to validate our customers for purchases of regulated products. We require documentary evidence of our customers' regulatory authority to purchase regulated products and we are in material compliance with applicable federal and state statutes which protect against the diversion of those products.

Our Information Systems

In 1999, our Information Systems Department completed the conversion of our legacy computer systems to a fully integrated software solution providing a stable database structure for all facets of our operations. Our new Enterprise Resource Planning (ERP) system gives our financial, sales, marketing, purchasing and warehousing functions database integration. In contrast to our legacy system, enhancements to the ERP system can be accomplished efficiently, with a better utilization of resources. Within the conversion, our main computer hardware was consolidated from two computer systems to one large multi-processing system. This allows for orders entered from our outbound and inbound sales forces to generate picking documents at our four distribution centers in a more timely manner. In 1999, we also developed and implemented our data warehousing technology; it gives our operating departments immediate access to historical sales order and real-time customer and product data. This enables our sales, marketing, financial and purchasing teams to analyze and project sales, customer and product information.

Employees

As of January 1, 2000, we had 307 full-time employees and 12 part-time employees. Of the full-time employees, 112 worked in its marketing, sales and sales support. The average tenure of our distribution centers' workforce is over fifteen years. All of our operations are non-union.

     ITEM 2.  Properties

     The Company owns no real property and it leases all its operating facilities. Its distribution centers are located in New Britain, Connecticut (92,000 square feet), Jacksonville, Florida (60,000 square feet), Lemont, Illinois (44,000 square feet), and Visalia, California (51,000 square feet). The Jacksonville, Visalia, and Lemont facilities have been constructed within the last ten years and are well equipped and arranged for operating efficiencies. Management considers all of the distribution centers to be in satisfactory condition.

     The Company's main offices are located in an industrial park in New Britain, Connecticut, where it occupies three buildings (41,000 square feet) adjacent to its main distribution center in a campus-like setting. In these offices, the business functions of order processing, telesales, marketing, purchasing, information services, finance, and administration are performed. Office space is adequate for the Company's present needs.

     ITEM 3.  Legal Proceedings

     As of the date of this document there are no material legal proceedings which are material to the financial statements.

     ITEM 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of shareholders during the fiscal fourth quarter of 1999.

     ITEM 4A.  Executive Officers of the Registrant

     The following table shows our current executive officers and their areas of responsibility:

          Name                Age                 Position
          ----                ---                 --------
     Linda M. Autore           49       President and Chief Executive Officer
     Kenneth S. Kollmeyer      50       Executive Vice President of Operations
     Joseph P. Savidge         43       Senior Vice President and Chief
                                        Financial Officer
     Peter T. Hood             54       Senior Vice President of Information
                                        Systems


                                    PART II

     ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
     Matters

     The Company's common stock is listed on the American Stock Exchange (trading symbol "MMD"). The following sets forth, for each quarter since the beginning of 1998 the high and low sale prices of the common stock on the American Stock Exchange Composite Tape.

                                                           1999                                   1998
                                             ----------------------------------     ---------------------------------
     Quarters:                                     High              Low                   High             Low
                                                   ----              ---                   ----             ---
     First............................           $ 13 7/8          $ 10 1/2              $ 12 1/4         $ 10 5/8
     Second...........................             12 5/8             9 1/2                13 1/2           11 1/4
     Third............................             14 7/8             7 3/8                14 3/16          10 3/16
     Fourth...........................             10 11/16           7                    14 15/16         10 3/4

     The high and low sale prices of the common stock on March 3, 2000 were $12 13/16 and $12 1/4 respectively. The estimated number of holders (including estimated beneficial holders) of the Company's common stock as of March 3, 2000 was approximately 1,400.

     The Company has paid no cash dividends and has no plans to do so in the foreseeable future. Its loan agreement contains restrictions on dividend payments.

ITEM 6.  Selected Financial Data

----------------------------------------------------------------------------------------------------------------------------------

Amounts in thousands, except per share data                 1999            1998           1997           1996            1995
----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS

Net sales                                                  $118,454       $120,846       $288,513        $286,349        $289,062

Cost of products sold                                        81,573         83,143        249,451         243,949         247,556
                                                           --------       --------       --------        --------        --------

Gross profit                                                 36,881         37,703         39,062          42,400          41,506

Selling, general and administrative expenses                 34,465         33,326         41,857          41,481          35,410
                                                           --------       --------       --------        --------        --------

Operating income (loss)                                       2,416          4,377         (2,795)            919           6,096

Interest (income) expense, net                                   (8)           (82)         1,898           1,813           2,609
                                                           --------       --------       --------        --------        --------

Income (loss) before income taxes                             2,424          4,459         (4,693)           (894)          3,487

Income tax provision (benefit)                                  572          1,650         (1,772)           (329)          1,168
                                                           --------       --------       --------        --------        --------

Net income (loss)                                          $  1,852       $  2,809       $ (2,921)       $   (565)       $  2,319
                                                           ========       ========       ========        ========        ========

Basic net income (loss) per share                          $    .63       $    .96       $  (1.00)       $   (.19)       $    .80

Diluted net income (loss) per share                        $    .63       $    .95       $  (1.00)       $   (.19)       $    .80

Basic weighted average shares outstanding                     2,939          2,932          2,921           2,910           2,888

Diluted weighted average shares outstanding                   2,943          2,949          2,923           2,921           2,900


BALANCE SHEET DATA

Working capital                                            $ 18,508       $ 18,521       $ 20,142        $ 42,985        $ 41,816

Total assets                                               $ 41,966       $ 38,481       $ 39,203        $ 81,541        $ 75,363

Debt                                                       $      -       $      -       $  1,512        $ 22,726        $ 21,672

Shareholders' equity                                       $ 27,450       $ 25,553       $ 22,623        $ 25,376        $ 25,856

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

The following table sets forth items included in the Statements of Operations as a percentage of net sales for the fiscal years indicated.

                                                                          % of Net Sales
                                                      -------------------------------------------------------
                                                              1999               1998               1997
                                                              ----               ----               ----
Net sales                                                    100.0%             100.0%             100.0%
Cost of products sold                                         68.9               68.8               86.5
                                                            ------              -----              -----
Gross profit                                                  31.1               31.2               13.5
Selling, general & administrative expenses                    29.1               27.6               14.5
                                                            ------              -----              -----
Operating income (loss)                                        2.0                3.6               (1.0)
Interest (income) expense, net                                   -               (0.1)               0.6
                                                            ------              -----              -----
Income (loss) before income taxes                              2.0                3.7               (1.6)
Income tax provision (benefit)                                  .5                1.4               (0.6)
                                                            ------              -----              -----
Net income (loss)                                              1.5%               2.3%              (1.0)%
                                                            ======              =====              =====

Results of Operations

1999 Compared with 1998

Net sales for the year declined 2% to $118.5 million from $120.8 million in the prior year. Net income for the year decreased to $1.9 million compared with $2.8 million. Earnings per share decreased to $.63 from $.96 a year ago. The 1999 decrease in sales and net income is attributable to installation and implementation of the ERP system, which is designed to enable Moore Medical to utilize advanced technologies to provide greater responsiveness to our customers' needs. We lost no sales days as a result of the implementation. However, the transition did adversely impact our day-to-day sales operations, as customers experienced some delays in reaching customer support representatives. The transition, whose impact on revenues and income cannot be quantified, was completed in 1999. The 1999 results follow five year record earnings in 1998, which benefited from non-recurring inventory disposition sales in our discontinued wholesale drug distribution business.

The gross profit margin rate was above 31% for both years. However, the gross profit dollars decreased slightly due to lower volumes, as well as greater competitive pricing on certain pharmaceutical products.

Selling, general and administrative expenses increased 3% compared to 1998. During 1999, we made investments in our staff to broaden the breadth of its abilities, our technology and technological applications to more effectively and efficiently serve our customers, and in our marketing resource so that we could more effectively compete in our changing industry. The increase in selling, general and administrative expense was primarily due to increased freight as well as increases in depreciation, consulting and legal expenses associated with the Company's investment in technology.

We ended the year with no debt, while investing over $5.3 million on technology capital. Further, at year-end 1999, we invested approximately $0.7 million in cash and equivalents.

Our effective income tax provision rate of 23.6% was lower than the federal statutory tax rate due primarily to a net income tax benefit of $0.3 million recorded from the favorable settlement of a prior year's tax matter.

1998 Compared with 1997

Net sales for 1998 decreased 58% to $120.8 million from $288.5 million in 1997. This was due primarily to exiting the wholesale drug distribution business in the fourth quarter of 1997. Net sales in the wholesale drug distribution business decreased $175.0 million in 1998 as compared with 1997. Net sales in the healthcare practitioner business increased $7.4 million or 7% as compared to 1997.

Gross profit decreased 4% to $37.7 million in 1998. This decrease was due primarily to the reduced sales volume as a result of exiting the wholesale drug distribution business. Overall gross margin rates increased to 31.2% from 13.5% in the prior year. This improvement was primarily due to the higher margins in the healthcare practitioner business. The Company's sales prices generally reflect changes in product acquisition costs, rather than the effects of inflation or deflation on the gross profit margin rate, which were not significant. In 1997, gross profit was negatively affected due to almost $5.0 million of inventory markdowns and write-offs associated with exiting from the wholesale drug distribution business and to approximately $500,000 of inventory markdowns for discontinued medical/surgical supplies.

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

Financial Condition

During 1999 our financial condition continued to remain stable. We ended the year debt-free for the second consecutive year. Net cash provided by operating activities in 1999 was $2.6 million. This cash combined with $3.5 million of cash at the beginning of the year, was used for $5.3 million of capital expenditures, primarily in technology. Operating activities generated cash sources of $3.9 million from net non-cash elements in earnings and $2.1 million from increase in accounts payable. Operating activities used cash sources of $2.1 million in accounts receivable, $2.6 million from net change in other assets and liabilities and $0.6 million for inventory.

We have an unsecured bank financing agreement which provides a $10 million revolving line of credit that was extended through March 30, 2000. Interest on loans is charged at the prime rate or, at our option, at the Eurodollar rate plus a rate in a range of 1% to 1.5% depending on our financial leverage. In addition, we pay a 1/4% commitment fee on the unused line of credit. As of January 1, 2000 we were in compliance with all the financial covenants under the agreement.

As our business grows, management believes that the funding needs for our operating working capital and investments will continue to be met through cash flow from operations and financing available under our line of credit.

Year 2000 Issues

Year 2000 issues are the result of computer programs that were written using two digits rather than four to define the applicable year. Our computer programs with date sensitive functions were sufficiently converted to be Year 2000 compliant. We experienced no failures, miscalculations, disruptions of operations, inability to process transactions, send invoices or interruptions in other normal business activities as a result of the year 2000 arrival. This was essentially due to information technology planning and the implementing of Year 2000 compliant systems.

We identified our Year 2000 risks in three categories: internal business software, internal non-information technology software, and external vendor compliance.

Internal Information Technology
-------------------------------

During 1998, as part of a modernization program intended to improve productivity and increase profitability by upgrading data processing, integrating systems and enhancing internal reporting, the Company purchased an ERP system which includes software which the vendor has represented to be Year 2000 compliant. The total estimated hardware, software, installation, enhancements and training cost of the integrated ERP system, of which Year 2000 compliance was a by-product, was $7.3 million which was primarily funded through operating cash flow. We substantially completed the implementation of the system during the second quarter of 1999. With this implementation, we believed that our internal information technology systems to be in substantial compliance. Contingency plans were developed for areas where management considered there may have been some risk to modify certain of the major existing internal information technology systems to be Year 2000 compliant.

Internal Non-Information Technology
-----------------------------------

We have assessed the Year 2000 compliance of its internal non-information software and of the technology embedded in such systems as security, telecommunications and building systems by contacting the providers of such systems. Written assurance of Year 2000 compliance had been received from substantially all providers.

External Vendor Compliance
--------------------------

The Company had identified and contacted its major suppliers, service providers and contractors ("vendors") to determine the extent of their Year 2000 compliance. To the extent that responses were unsatisfactory, the Company had contingency plans in place, which included a number of measures such, where necessary, changing the vendors to those who have represented Year 2000 readiness.

When the year 2000 arrived, the Company had not experienced any material Year 2000 problems, nor had the Company experienced any material problems with any of its key customers or vendors.

Forward-Looking Information

From time to time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but, not limited to, press releases, oral statements made by or with the approval of an authorized executive officer, or in this report or other filings made by the Company with the Securities and Exchange Commission. The words or phrases "trend," "expect," "grow," "will," "could," "likely result," "transform," "planned," "continued," "anticipated," "estimated," "believes," "continuing," "considers," "may be," "assessed," "contingency," "projected," "scheduled," "could have," "intended," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the said Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Investors should be aware of factors that could have an impact on the Company's business, financial position or performance. These include possible: pressures on the Company's revenues resulting, for example, from customer consolidations or changes in customer buying patterns; reductions in healthcare funding affecting its customers' services or revenues, resulting, for example, from changes in legislation or regulations or in HMO, managed care or other insurance programs; intensified competition resulting, for example, from distributor consolidations or pricing pressures from distributors able to benefit from economies of scale or other operating efficiencies; and new Internet unanticipated expenses, delays on technical problems associated with the Company's planned Internet site; disruptions in services or systems on which the Company is dependent, such as by truckers in deliveries from its suppliers, by UPS or other common carriers in deliveries to its customers, by its catalog printers or in telecommunication services, or relating to its computer systems or; pending adjustments of pricing under exited government contracts or unfavorable outcomes of litigation; and other factors detailed from time to time in the Company's Securities and Exchange Commission filings or other readily available or generally disseminated writings. The risks identified here are not all inclusive. Reference is also made to other parts of this Annual Report on Form 10-K, which include additional information concerning factors that could adversely impact the Company's business or financial position or performance. Moreover, the Company operates in a changing and very competitive business environment. New risks may emerge from time to time, and it is not possible for management to predict all risk factors, nor can it necessarily identify or assess the impact of all such factors on the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

We have no material market risk exposure associated with activities in derivative financial statements, other financial instruments, or derivative commodity instruments.

ITEM 8.   Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as part of this Annual Report as indicated in the index to Financial Statements and Financial Statement Schedules appearing on page 15.

                              MOORE MEDICAL CORP.


                         INDEX TO FINANCIAL STATEMENTS

                       AND FINANCIAL STATEMENT SCHEDULE

                                                                        Page No.
Report of Independent Accountants                                           16

Balance Sheets at the end of years 1999 and 1998                            17

Statements of Operations for the years 1999, 1998 and 1997                  18

Statements of Cash Flows for the years 1999, 1998 and 1997                  19

Notes to Financial Statements                                              20-27

Financial Statement Schedule II - Valuation and Qualifying Accounts         33
for the years ended 1999, 1998 and 1997

                       Report of Independent Accountants


To the Board of Directors and Shareholders of Moore Medical Corp.


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Moore Medical Corp. and its subsidiary at January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Hartford, Connecticut
February 14, 2000

MOORE MEDICAL CORP.

Balance Sheets at End of Years

--------------------------------------------------------------------------------------------------------------

  Amounts in thousands                                                               1999           1998
--------------------------------------------------------------------------------------------------------------
  ASSETS

  Current Assets
       Cash.................................................................       $    744       $   3,520
       Accounts receivable, less allowances
         of $200 and $372...................................................         11,488           9,385
       Inventories..........................................................         14,242          13,684
       Prepaid expenses and other current assets ...........................          1,852           1,992
       Deferred income taxes................................................          2,330           2,500
                                                                                   --------       ---------
           Total Current Assets.............................................         30,656          31,081
                                                                                   --------       ---------

  Noncurrent Assets
       Equipment and leasehold improvements, net ...........................         10,641           7,038
       Other assets.........................................................            669             362
                                                                                   --------       ---------
           Total Noncurrent Assets..........................................         11,310           7,400
                                                                                   --------       ---------
                                                                                   $ 41,966       $  38,481
                                                                                   ========       =========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities
       Accounts payable.....................................................       $  7,483       $   5,421
       Accrued expenses.....................................................          4,665           7,139
                                                                                   --------       ---------
           Total Current Liabilities........................................         12,148          12,560
                                                                                   --------       ---------

  Deferred Income Taxes.....................................................          2,368             368

  Shareholders' Equity
       Preferred stock, no shares outstanding ..............................              -               -
       Common stock-$.01 par value;
         5,000 shares authorized; 3,246 shares issued ......................             33              33
       Capital in excess of par value.......................................         21,675          21,667
       Retained earnings....................................................          8,449           6,597
                                                                                   --------       ---------
                                                                                     30,157          28,297
       Less treasury shares, at cost, 305 and 308 shares....................         (2,707)         (2,744)
                                                                                   --------       ---------
           Total Shareholders' Equity.......................................         27,450          25,553
                                                                                   --------       ---------
                                                                                   $ 41,966       $  38,481
                                                                                   ========       =========

--------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


Statements of Operations for the Years

---------------------------------------------------------------------------------------------------------------------

 Amounts in thousands, except per share data                                  1999           1998            1997
---------------------------------------------------------------------------------------------------------------------
 Net sales.......................................................            $118,454       $120,846        $288,513

 Cost of products sold...........................................              81,573         83,143         249,451
                                                                             --------       --------        --------

 Gross profit....................................................              36,881         37,703          39,062

 Selling, general and administrative expenses....................              34,465         33,326          41,857
                                                                             --------       --------        --------

 Operating income (loss).........................................               2,416          4,377          (2,795)

 Interest (income) expense, net..................................                  (8)           (82)          1,898
                                                                             --------       --------        --------

 Income (loss) before income taxes...............................               2,424          4,459          (4,693)

 Income tax provision (benefit) .................................                 572          1,650          (1,772)
                                                                             --------       --------        --------

 Net income (loss)...............................................            $  1,852       $  2,809        $ (2,921)
                                                                             ========       ========        ========


 Basic net income (loss) per share...............................            $    .63       $    .96        $  (1.00)

 Diluted net income (loss) per share.............................            $    .63       $    .95        $  (1.00)

---------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


Statements of Cash Flows for the Years

----------------------------------------------------------------------------------------------------------------------------

  Amounts in thousands                                                         1999            1998                1997
----------------------------------------------------------------------------------------------------------------------------
  Cash Flows From Operating Activities
  Net income (loss).................................................         $   1,852        $   2,809          $   (2,921)
  Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
       Depreciation and amortization................................             1,733            1,251               1,481
       Deferred income taxes........................................             2,170            1,008              (1,130)
       Other........................................................              (262)             455                 603
       Changes in operating assets and liabilities
           Accounts receivable......................................            (2,103)           5,827              10,549
           Inventories..............................................              (558)            (268)             30,412
           Other current assets.....................................               140              968               1,157
           Accounts payable.........................................             2,062           (3,632)            (18,018)
           Other current liabilities................................            (2,474)           1,338                (221)
                                                                             ---------        ---------          ----------

       Net cash flows provided by operating activities .............             2,560            9,756              21,912
                                                                             ---------        ---------          ----------

  Cash Flows From Investing Activities
  Equipment and leasehold improvements acquired.....................            (5,336)          (4,778)               (660)
                                                                             ---------        ---------          ----------

  Cash Flows From Financing Activities
  Revolving credit financing decrease, net..........................                 -           (1,512)            (21,214)
                                                                             ---------        ---------          ----------

  (Decrease) increase in cash.......................................            (2,766)           3,466                  38

  Cash at the beginning of year.....................................             3,520               54                  16
                                                                             ---------        ---------          ----------

  Cash At End Of Year...............................................         $     744        $   3,520          $       54
                                                                             =========        =========          ==========

----------------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies

General - The Company is a national marketer and distributor of healthcare products to approximately 92,000 healthcare practitioner customers in non-hospital settings. Primary customer groups are emergency medical services, medical departments at industrial sites, physicians, podiatrists, and university/school health services. It markets approximately 8,500 medical/surgical and pharmaceutical supply products (SKUs) through direct mail, telesales, and a small field sales force. Most customer orders are processed by customer support representatives. The Company fulfills orders from its regional distribution centers in Connecticut, Florida, Illinois and California and ships orders nationwide by common carriers. The Company is in its fifty-fourth year of operation, and it has served healthcare practitioner customers for over 25 years.

Fiscal Year - The Company's fiscal year ends on the Saturday closest to December
31. The fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998 were comprised of 52 weeks in 1999 and 1998 and 53 weeks in 1997.

Inventories - Inventories, consisting of products purchased for resale, are stated at the lower of average cost or market value. Market values are based on estimated sales prices of products.

Equipment and Leasehold Improvements - Equipment is recorded at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives (3-7 years) of the assets. Leasehold improvements are depreciated over the useful life of the asset or the term of the lease, whichever is shorter. Additionally, in 1999, the Company adopted AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires capitalization of certain costs incurred in the development of internal-use software. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements to equipment are capitalized. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is included in income.

Sales Recognition Policy and Customers - Sales are recorded upon shipment of products to customers. Accounts receivable have been reduced by estimated amounts for allowances related to future charges for uncollected accounts and product returns.

Advertising - The cost of direct response catalog advertising is deferred and amortized over the expected revenues. Direct response catalog advertising consists primarily of catalog production expenses and related postage costs. Catalogs are effective for varying time periods but the largest catalogs are generally effective for less than a year. At January 1, 2000 and January 2, 1999, $669,000 and $362,000, respectively, of direct response catalog advertising expenses were deferred. Catalog advertising expense totaled $2,485,000, $2,881,000 and $3,213,000 in 1999, 1998 and 1997, respectively.

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

Reclassification - Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2 - Income Taxes

The income tax provision (benefit) consists of the following:

------------------------------------------------------------------------------------------------------
  Amounts in thousands                                          1999            1998           1997
------------------------------------------------------------------------------------------------------
  Current
      Federal                                                $   (1,554)      $     625       $ (733)
      State                                                         (44)             17           91
                                                             ----------       ---------      --------
        Total current                                            (1,598)            642         (642)
                                                             ----------       ---------      --------
  Deferred                                                        2,170           1,008       (1,130)
                                                             ----------       ---------      --------
        Total provision (benefit)                            $      572       $   1,650      $(1,772)
                                                             ==========       =========      ========

A reconciliation of the statutory federal income tax rate and the effective income tax rate as a percentage of pretax income is as follows:

------------------------------------------------------------------------------------------------------------
                                                               1999              1998             1997
------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                              34.0%              34.0%           (34.0)%
State income taxes, net of federal tax benefit                  3.8                3.8             (5.6)
Valuation allowance                                             2.8               (2.2)               -
Other - net                                                   (17.0)               1.4              1.8
                                                             --------          ---------        ----------
Effective income tax rate                                      23.6%              37.0%           (37.8)%
                                                             ========          =========        ==========

The effective income tax provision rate of 23.6% was lower than the federal statutory tax rate due primarily to a net income tax benefit of $0.3 million or 12% recorded from a favorable settlement of a prior year's tax matter.

Deferred income tax assets and liabilities at the end of each year consist of the tax effects of temporary differences related to the following:

-----------------------------------------------------------------------------------------------------
 Amounts in thousands                                                         1999          1998
-----------------------------------------------------------------------------------------------------
 Allowance for doubtful accounts                                            $    360      $    316
 Inventories                                                                     463           661
 Accrued expenses                                                              1,216         1,446
 Other                                                                           209           134
                                                                            ---------     --------
      Deferred Tax Assets                                                      2,248         2,557
                                                                            ---------     --------

 Accumulated depreciation/amortization                                        (1,937)            -
 Prepaid pension expense                                                        (350)         (418)
 Catalog advertising                                                               -            (7)
                                                                            ---------     --------
      Deferred Tax Liabilities                                                (2,287)         (425)
                                                                            ---------     --------
                                                                            $    (39)     $  2,132
                                                                            =========     ========

Income tax payments totaled $1,004,000, $1,091,000 and $459,000 in 1999, 1998 and 1997, respectively.

Note 3 - Equipment and Leasehold Improvements

Equipment, leasehold improvements and accumulated depreciation are summarized as follows:

--------------------------------------------------------------------------------------------
 Amounts in thousands                                            1999              1998
--------------------------------------------------------------------------------------------
 Equipment                                                    $   6,030         $   5,667
 Computer equipment and software                                 13,995             9,132
 Leasehold improvements                                           3,196             3,086
                                                              ---------         ---------
                                                                 23,221            17,885
 Less accumulated depreciation                                  (12,580)          (10,847)
                                                              ---------         ---------
                                                              $  10,641         $   7,038
                                                              =========         =========

Note 4 - Revolving Credit Financing

The Company has an unsecured bank financing agreement which provides a $10 million revolving line of credit through March 30, 2000. Interest on loans is charged at the prime rate or, at the option of the Company, at the Eurodollar rate plus a rate in a range of 1% to 1.5% depending on the financial leverage of the Company. In addition, the Company pays a 1/4% commitment fee on the unused line of credit. As of January 1, 2000, the Company was in compliance with all the covenants under the agreement.

---------------------------------------------------------------------------------------------------
 Amounts in thousands                                    1999              1998           1997
---------------------------------------------------------------------------------------------------
 Borrowings
     Average                                             $   545          $   149        $19,904
     Maximum                                             $ 2,661          $ 1,859        $32,312
 Weighted daily average interest rate
     For the year                                            8.1%             0.0%           9.5%
     At year end                                             0.0%             0.0%           8.5%

Cash payments for interest on revolving credit financing totaled $44,000, $55,000, and $1,898,000 in 1999, 1998 and 1997, respectively.

Note 5 - Employee Benefits

All employees meeting eligibility requirements participate in the Company's defined benefit pension plan under which pension benefits are based on the employee's highest consecutive five year average annual compensation. The Company's funding policy is to comply with the minimum funding requirements set by the Employee Retirement Income Security Act of 1974 (ERISA).

   Pension disclosure requirements of Financial Accounting Standards no. 132:

  -----------------------------------------------------------------------------------------------------------
   Amounts in thousands                                          1999           1998              1997
  -----------------------------------------------------------------------------------------------------------
   Change in Benefit Obligation

   Benefit obligation at beginning of year                    $   3,670       $   3,467         $   3,326
   Service cost                                                     327             333               373
   Interest cost                                                    275             260               250
   Actuarial gain                                                   262             317                46
   Benefits paid                                                   (812)           (707)             (528)
                                                              ---------       ---------         ---------
   Benefit obligation at end of year                          $   3,722       $   3,670         $   3,467
                                                              =========       =========         =========

   Change in plan assets

   Fair value of plan assets at beginning of year             $   4,840       $   4,865         $   4,371
   Actual return on plan assets                                   1,061             682               714
   Employer contribution                                            129               -               309
   Benefits paid                                                   (812)           (707)             (529)
                                                              ---------       ---------         ---------
   Fair value of plan assets at end of year                   $   5,218       $   4,840         $   4,865
                                                              =========       =========         =========

   Funded Status                                              $   1,497       $   1,170         $   1,398
   Unrecognized net actuarial loss                                 (613)           (314)             (387)
   Unrecognized prior service cost                                   37              41                46
   Unrecognized transition cost                                      12              25                37
                                                              ---------       ---------         ---------
   Prepaid benefit cost                                      $      933       $     922         $   1,094
                                                              =========       =========         =========

   Weighted-Average Assumptions as of Period Ending

   Discount rate                                                   7.50%           7.50%             7.50%
   Expected return on plan assets                                  9.00%           9.00%             9.00%
   Rate of compensation increases                                  5.00%           5.00%             5.00%

   Components of Net Periodic Benefit Cost

   Service cost                                               $     327       $     333         $     373
   Interest cost                                                    275             260               250
   Expected return on plan assets                                  (436)           (438)             (393)
   Amortization prior service cost                                    5               5                 5
   Amortization transition cost                                      12              12                12
   Recognized net actuarial loss                                    (65)              -                 -
                                                              ---------       ---------         ---------
   Net periodic benefit cost                                  $     118       $     172         $     247
                                                              =========       =========         =========

The present value of the projected benefit obligation was determined using a discount rate of 7.5% in 1999, 1998 and 1997. The present value of the projected benefit obligation is based on actuarial assumptions and on estimates, including an assumed discount rate which may change in the future and significantly affect the amount of this obligation.

The compensation rate increase assumption for all years was 5%. The assumed long-term rate of return on plan assets, which consist primarily of investments in various marketable securities, was 9% for all years presented.

In addition to the pension plan, the Company has a 401(k) defined contribution retirement plan available to employees meeting eligibility requirements. This plan provides for Company contributions of up to 3% of employees' compensation plus additional Company contributions to partially match employee contributions. The Company's expense in connection with this plan for the years 1999, 1998 and 1997 amounted to $622,000, $469,000 and $562,000, respectively.

Accrued expenses include accrued bonus at January 1, 2000 and January 2, 1999 of $234,000 and $857,000, respectively.

Note 6 - Shareholders' Equity

At January 1, 2000, the Company had three classes of preferred stock: Class A Cumulative Convertible, $5.00 par value, 200,000 shares authorized; Class B Cumulative Convertible, $10.00 par value, 70,002 shares authorized; and Class C, $1.00 par value, 1,000,000 shares authorized of which 35,000 shares have been designated as a Series I Junior Participating Preferred Stock.

Changes in Shareholders' Equity for the three years ended January 1, 2000 are as follows:

--------------------------------------------------------------------------------------------------------
                                 Common Stock         Capital
                                $.01 par value       in Excess
                                --------------
                                Shares     Par          of Par     Retained       Treasury Stock
                                                                                  --------------
Amounts in thousands            Issued     Value        Value      Earnings      Shares        Cost
--------------------------------------------------------------------------------------------------------
1997
    Beginning balance            3,246   $  32       $21,692        $ 6,709         (343)    $(3,057)
    Net (loss)                                                       (2,921)
    Stock options/stock
        compensation                                     (48)                         24         216
                               -------  ------       -------        -------      --------    --------

    Ending balance               3,246      32        21,644          3,788         (319)     (2,841)

1998
    Net income                                                        2,809
    Stock options/stock
        compensation                         1            23                          11          97
                               -------  ------       -------        -------      --------    --------

    Ending balance               3,246      33        21,667          6,597         (308)     (2,744)

1999
    Net income                                                        1,852
    Stock options/stock
        compensation                                       8                           3          37
                               -------  ------       -------        -------      --------    --------

    Ending balance               3,246   $  33       $21,675        $ 8,449         (305)    $(2,707)
                               =======  ======       =======        =======      ========    ========

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

---------------------------------------------------------------------------------------------------------------
                                              Number of Options              Weighted Average Exercise Price
---------------------------------------------------------------------------------------------------------------
 Outstanding at end of 1997                          106,450                             $11.66

      Granted                                          5,000                              11.38
      Canceled                                       (55,075)                             11.77
      Exercised                                       (7,975)                             10.89
                                                  -----------
 Outstanding at end of 1998                           48,400                              11.65

      Canceled                                       (17,750)                             11.76
      Exercised                                       (2,750)                             11.95
                                                  -----------
 Outstanding at end of 1999                           27,900                             $11.55
                                                  ===========

At the end of 1999 there were exercisable 23,925 options at a weighted average price of $11.44 and at the end of 1998 there were exercisable 29,250 options at a weighted average price of $11.42.

The Company's Board of Director's adopted and approved the 1998 Stock Incentive Plan (the "Plan") for directors, officers and key employees. The Plan permits the granting of non-qualified stock options of the Company's stock exercisable in four cumulative annual installments commencing one year from the date of the grant and expiring five years from the grant date. The Company issued the following non-qualified options to purchase shares of common stock:

---------------------------------------------------------------------------------------------------------------
                                              Number of Options              Weighted Average Exercise Price
---------------------------------------------------------------------------------------------------------------
 Outstanding at end of 1997                                -                             $ 0.00

      Granted                                        151,700                              11.99
      Canceled                                       (10,500)                             10.88
                                                  -----------
 Outstanding at end of 1998                          141,200                              12.08

      Granted                                         41,000                              11.23
      Canceled                                       (67,700)                             12.49
                                                   -----------

 Outstanding at end of 1999                          114,500                             $11.54
                                                  ===========

At the end of 1999, there were 114,500 options outstanding and 18,375 options exercisable, and at the end of 1998 there were 141,200 options outstanding and zero options exercisable.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees". If compensation expense had been recognized based on the fair value of options at their grant date, as prescribed in Financial Accounting Standard No.123, the Company's 1999 and 1998 results of operations would not have been materially affected. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants during the year ended January 1, 2000: dividend yield of 0%; risk-free rates ranging from 4.7% to 5.4%, expected volatility factors ranging from 34% to 38%; and an expected option term of a five year period.


Note 8 - Commitments and Contingencies

Beginning in 1991, the Company entered into various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department. In April 1997, the Company completed a review of its compliance with various pricing provisions of these contracts and, with the assistance of special legal counsel, concluded that adjustments may be due to the federal agencies for potential unasserted claims against the Company relating to pricing deficiencies under product supply contracts subject to General Services Administration and Department of Defense regulations. In the fourth quarter of 1996, the Company established a $3.8 million reserve for estimated pricing deficiency liabilities and associated legal costs. As of the end of 1999, the reserve balance was $3.1 million. The final amount of the pricing deficiency adjustment is subject to the outcome of contract settlement discussions which the Company has requested with the governmental agencies or to an adjudicated disposition. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position. Although management believes that the reserve is sufficient, it is possible the final resolution could exceed such reserve and could have a material impact on the statement of operations and cash flow in such period.

In 1997, the Company established a $4.5 million restructuring reserve relating to its exit from the wholesale drug distribution business. At the end of 1999, $0.3 million was remaining and believes it will be substantially utilized during 2000.

The Company leases its distribution centers, office facilities and certain equipment. Lease commitments under these agreements expire at various dates through 2006. Future minimum lease payments, as of January 1, 2000, under all leases are as follows: 2000, $1,190,000; 2001, $1,007,000; 2002, $467,000; 2003,
$252,000 and later years $59,000. Rental expense amounted to $1,218,000, $1,416,000 and $1,537,000 in 1999, 1998 and 1997, respectively.

Note 9 - Selected Quarterly Information (Unaudited)

----------------------------------------------------------------------------------------------

Amounts in                                                                       Net Income
thousands, except            Net Sales       Gross Profit     Net Income         (Loss) Per
per share data                                                  (Loss)              Share
----------------------------------------------------------------------------------------------
1997

  First                       $ 81,042           $ 11,216       $    330            $   .11
  Second                        77,038             11,351            266                .09
  Third                         71,660             11,594            730                .25
  Fourth                        58,773              4,901         (4,247)             (1.45)
                              --------           --------       --------            --------
      Year                    $288,513           $ 39,062       $ (2,921)           $ (1.00)
                              ========           ========       =========           ========

1998

  First                       $ 30,939           $  9,338       $    405            $   .14
  Second                        30,042              9,357            709                .24
  Third                         32,529             10,207          1,056                .36
  Fourth                        27,336              8,801            639                .21
                              --------           --------       --------            -------
      Year                    $120,846           $ 37,703       $  2,809            $   .95
                              ========           ========       ========            =======

1999

  First                       $ 29,055           $  9,509       $    477            $   .16
  Second                        29,367              9,215            428                .15
  Third                         31,077              9,446            803                .27
  Fourth                        28,955              8,711            144                .05
                              --------           --------       --------            -------
      Year                    $118,454           $ 36,881       $  1,852            $   .63
                              ========           ========       ========            =======
----------------------------------------------------------------------------------------------

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

3. Exhibits Filed Under Item 601 of Regulation                         Filed Herewith or Incorporated by Reference To:
   S-K
   3. Articles of Incorporation and By-Laws

      .1 Certificate of Incorporation, as                              Exhibit 3.1 to Form 10-K for the fiscal year ended
         amended.                                                      January 3, 1981, Exhibit 1 to Form 10-Q for the quarter
                                                                       ended June 29, 1985, Exhibit 3.1 to Form 10-K for the
                                                                       fiscal year ended January 2, 1988. Exhibit 3.1 to
                                                                       Form 10-K for the fiscal year ended January 2, 1999.

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

      .3 By-law, as amended.                                           Exhibit 3.3 to Form 10-K for the fiscal year ended
                                                                       January 3, 1981, Exhibit 3.3 to Form 10-K for the
                                                                       fiscal year ended December 30, 1989, and Exhibit 3.3 to
                                                                       Form 10-K for the fiscal year ended January 2, 1999.

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

    .4D MetLife Savings Plan Program -                                 Exhibit 10.4D to Form 10-K for the fiscal year ended
        Service Agreement.                                             January 1, 1994.

    .5  Defined Benefit Pension Plan and Trust                         Exhibits 10.5A, 10.5B and 10.5C to Form  10-K for
        Agreement dated September 26, 1994, as                         the fiscal year ended December 31, 1994 and
        amended.                                                       Exhibit 10.5D filed herewith.

    .6  Incentive Stock Option Plan.                                   Exhibit A to the 1982 Proxy Statement, Exhibit 10.2 to
                                                                       Form 10-K for the fiscal year ended January 1, 1983 and
                                                                       Exhibit 4(d) to a Registration statement on Form S-8
                                                                       (commission file No. 33-20037) effective February 29,
                                                                       1988 and Exhibit A to the 1992 Proxy Statement.

    .7  Non-qualified Stock Option Plan.                               Exhibit 10.7 to Form 10-K for fiscal year ended
                                                                       January 2, 1999.

    .8  Change of Control and Position on Payment                      Filed herewith.
        Plan.

    .9  Change of Control Payment Plan.                                Filed herewith.

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

    .17  Fourth Amendment to Revolving Credit                          Exhibit 10.17 to Form 10-K for fiscal year ended
         Agreement by the Company and BankBoston, N.A.,                January 3, 1998.
         dated March 30, 1998.

    .18  Fifth Amendment to Revolving Credit                           Exhibit 10.18 to Form 10-Q for the second quarter ended
         Agreement by the Company and BankBoston,                      July 3, 1999.
         N.A., dated April 30, 1999.

    .19  Sixth Amendment to Revolving Credit                           Filed herewith.
         Agreement by the Company and BankBoston,
         N.A., dated December 23, 1999.

21. Subsidiaries                                                       Exhibit 22 to Form 10-K for the fiscal year ended
                                                                       December 28, 1991.
    .1   Subsidiaries, identifiable pursuant to Item
         601 (21) of Regulation S-K.

23. Consent of Expert

    .1   Consent of PricewaterhouseCoopers LLP.                        Filed herewith.

(b) Reports on Form 8-K: The Company filed no Current Report on Form 8-K during the quarter ended January 1, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOORE MEDICAL CORP.

BY: /s/ Linda M. Autore                                    BY:  /s/ Joseph P. Savidge
    ------------------------------------------                 ----------------------------------------------------
    Linda M. Autore, President and Chief                        Joseph P. Savidge, Senior Vice
    Executive Officer                                           President and Chief Financial Officer
    March 31, 2000                                              March 31, 2000

                                                           BY:  /s/ Susan G. D'Amato
                                                               ----------------------------------------------------
                                                                Susan G. D'Amato, Vice President -
                                                                Finance and Chief Accounting Officer
                                                                March 31, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Robert H. Steele
----------------------------------------------             --------------------------------------------------------
 Robert H. Steele, Director                                  Peter C. Sutro, Director
 March 31, 2000                                              March 31, 2000


 /s/  Steven Kotler                                          /s/  Wilmer J. Thomas, Jr.
----------------------------------------------              -------------------------------------------------------
 Steven Kotler, Director                                     Wilmer J. Thomas, Jr., Director
 March 31, 2000                                              March 31, 2000


 /s/  Dan K. Wassong
----------------------------------------------             --------------------------------------------------------
 Dan K. Wassong, Director                                    Christopher W. Brody, Director
 March 31, 2000                                              March 31, 2000

                                                                     SCHEDULE II


                              MOORE MEDICAL CORP.
                       VALUATION AND QUALIFYING ACCOUNTS
        ALLOWANCES FOR RETURNS AND UNCOLLECTIBLES AND CUSTOMER REBATES

                                                   Balance at      Additions                       Balance at
                                                   Beginning       Charged to                        End of
                                                   of Period       Expenses        Deductions        Period
                                                  ------------    -----------     ------------     ----------
Allowance for Returns and Uncollectibles

Fiscal Year End January 1, 2000                       $ 372           $   16         $  (188)         $ 200

Fiscal Year End January 2, 1999                       $ 891           $  112         $  (631)         $ 372

Fiscal Year End January 3, 1998                       $ 320           $1,115         $  (544)         $ 891


Allowance for Customer Rebates

Fiscal Year End January 1, 2000                       $   0           $    0         $     0          $   0

Fiscal Year End January 2, 1999                       $   0           $    0         $     0          $   0

Fiscal Year End January 3, 1998                       $ 306           $   82         $  (388)         $   0