Form 10-Q
period 2000-04-01
MOORE MEDICAL CORP
filed 2000-05-15
CIK 74691

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                     2000
                                  FORM 10 - Q

                                For the Fiscal
                                 FIRST QUARTER
                              Ended April 1, 2000

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

Common Stock ($.01 Par Value)                            American Stock Exchange
Rights to Purchase Series I Junior                       American Stock Exchange
 Preferred Stock
(Title of Each Class)                (Name of each exchange on which registered)
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                   ------- -------

   Approximately 3,045,176 number of shares of Common Stock outstanding as of
                                 April 28, 2000

              Total number of pages in the numbered original is 59

                           This is page 1 of 59 pages.
================================================================================

                               MOORE MEDICAL CORP.


                                      Index


                                                                                                 Page No.
                                                                                                 --------
Part I.    Financial Information

           Item 1.    Financial Statements

                      Balance Sheets at the end of the first quarter of
                           2000 and at the end of the year 1999......................                   3

                      Statements of Operations for the first quarters
                           of 2000 and 1999..........................................                   4

                      Statements of Cash Flows for the first quarters
                           of 2000 and 1999..........................................                   5

                      Notes to Financial Statements..................................                  6-7

           Item 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.......................                  8-11

           Item 3.    Quantitative and Qualitative Disclosures About
                           Market Risk...............................................                   11

Part II.   Other Information

           Item 5.   Other Matters...................................................                   12

           Item 6.    Exhibits and Reports on Form 8-K...............................                 12-59

           Signatures................................................................                   13

                               MOORE MEDICAL CORP.

                                                          Balance Sheets
------------------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except par value)                               First Quarter 2000             Year 1999
                                                                           (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets
       Cash                                                                  $  6,572                  $    744
       Accounts receivable, less allowances
           of $200 and $200.......................................             12,255                    11,488
       Inventories................................................             11,185                    14,242
       Prepaid expenses and other current assets..................              3,050                     1,852
       Deferred income taxes......................................              2,330                     2,330
                                                                             --------                  --------
                Total Current Assets..............................             35,392                    30,656
                                                                             --------                  --------

Noncurrent Assets
       Equipment and leasehold improvements, net.                              10,327                    10,641
       Other assets...............................................                370                       669
                                                                             --------                  --------
                Total Noncurrent Assets...........................             10,697                    11,310
                                                                             --------                  --------
                                                                             $ 46,089                  $ 41,966
                                                                             ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
       Accounts payable...........................................           $ 10,491                  $  7,483
       Accrued expenses...........................................              5,035                     4,665
                                                                             --------                  --------
                Total Current Liabilities.........................             15,526                    12,148
                                                                             --------                  --------

Deferred Income Taxes.............................................              2,368                     2,368

Shareholders' Equity
       Preferred stock - no shares outstanding....................                 --                        --
       Common stock - $.01 par value;
           5,000 shares authorized;
           3,246 shares issued....................................                 34                        33
       Capital in excess of par value.............................             21,784                    21,675
       Retained earnings..........................................              8,194                     8,449
                                                                             --------                  --------
                                                                               30,012                    30,157
       Less treasury shares, at cost, 205 and 305
           shares.................................................             (1,817)                   (2,707)
                                                                             --------                  --------
                Total Shareholders' Equity........................             28,195                    27,450
                                                                             --------                  --------
                                                                             $ 46,089                  $ 41,966
                                                                             ========                  ========
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                               MOORE MEDICAL CORP.

                                                     Statements of Operations
------------------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share data)                                            First Quarter
                                                                             --------------------------------------
                                                                              2000                      1999
                                                                                        (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

       Net sales.........................................................     $29,517                   $29,055

       Cost of products sold.............................................      20,844                    19,546
                                                                             --------                   -------

       Gross profit......................................................       8,673                     9,509

       Selling, general & administrative expenses........................       9,105                     8,803
                                                                             --------                   -------

       Operating (loss) income...........................................        (432)                      706

       Interest (income), net............................................         (27)                      (45)
                                                                             --------                   -------

       (Loss) income before income taxes.................................        (405)                      751

       Income tax (benefit) provision....................................        (150)                      274
                                                                             --------                   -------

       Net (loss) income.................................................    $   (255)                  $   477
                                                                             ========                   =======

       Basic and diluted net (loss) income
           per share.....................................................    $   (.09)                  $   .16
                                                                             ========                   =======

------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                               MOORE MEDICAL CORP.

                                                     Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands)                                                                   First Quarter
                                                                             --------------------------------------
                                                                                 2000                      1999
                                                                                          (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
       Net (loss) income.................................................   $    (255)                $     477
       Adjustments to reconcile net (loss) income to net
           cash flows provided by operating activities:
           Depreciation and amortization.................................         676                       337
           Changes in operating assets and liabilities:
                Accounts receivable......................................        (767)                   (1,295)
                Inventories..............................................       3,057                    (1,961)
                Other current assets.....................................      (1,198)                     (747)
                Accounts payable.........................................       3,008                     2,665
                Other current liabilities................................         670                      (945)
                                                                            ---------                 ---------

           Net cash flows provided by (used in)
           operating activities..........................................       5,191                    (1,469)
                                                                             --------                 ---------


Cash Flows From Investing Activities
       Equipment & leasehold improvements acquired.......................        (363)                   (1,534)
                                                                            ---------                 ---------

           Net cash flows used in investing activities...................        (363)                   (1,534)
                                                                            ---------                 ---------


Cash Flows From Financing Activities
       Sale of treasury stock............................................         890                        --
       Other, net........................................................         110                        13
                                                                            ---------                ----------
           Net cash flows provided by financing
                 activities..............................................       1,000                        13
                                                                            ---------                ----------

Increase (decrease) in cash..............................................       5,828                    (2,990)
Cash at beginning of period..............................................         744                     3,520
                                                                            ---------                 ---------

Cash at end of period....................................................   $   6,572                 $     530
                                                                            =========                 =========

------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

The Company

Moore Medical is a national marketer and distributor of healthcare products to approximately 92,000 healthcare practitioner customers in non-hospital settings. Primary customer groups are emergency medical services, medical departments at industrial sites, physicians and podiatrists, and university/school health services. It markets approximately 8,500 medical/surgical and pharmaceutical supply products (SKUs) through direct mail, telesales, a small field sales force and an early stage Internet company. The Company fulfills orders from its strategically located regional distribution centers in Connecticut, Florida, Illinois and California and ships orders nationwide by common carriers. The Company has more than 50 years experience, and has served healthcare practitioner customers for over 25 years.

Basis of Presentation

Moore Medical has prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim period have been made. The results for the three months ended April 1, 2000 do not necessarily indicate the results to be expected for the fiscal year ended December 30, 2000 or any other future period. The fiscal quarters ended on April 1, 2000 and April 3, 1999.

The accompanying unaudited financial statements should be read in conjunction with the Notes to Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1999 Annual Report filed on Form 10-K and in this Form 10-Q Report.

Note 2 - Contingencies

Beginning in 1991, the Company entered into various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department. In April 1997, the Company completed a review of its compliance with various pricing provisions of these contracts and, with the assistance of special legal counsel, concluded that adjustments may be due to the federal agencies for potential unasserted claims against the Company relating to pricing deficiencies under product supply contracts subject to General Services Administration and Department of Defense regulations. In the fourth quarter of 1996, the Company established a $3.8 million reserve for estimated pricing deficiency liabilities and associated legal costs. As of the end of 1999 and first quarter end of 2000, the reserve balance was $3.1 million. The final amount of the pricing deficiency adjustment is subject to the outcome of contract settlement discussions which the Company has requested with the governmental agencies or to an adjudicated disposition. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position. Although management believes that the reserve is sufficient, it is possible the final resolution could exceed such reserve and could have a material impact on the statement of operations and cash flow in such period.

MOORE MEDICAL CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

OVERVIEW
--------

Moore Medical's stated objective in our Form 10-K filed March 31, 2000 represents a strategic commitment to transforming the Company into a full business to business electronic commerce enterprise. To accomplish this objective we will continue to aggressively invest in technology, the acquisition of customer communities and content, our operating platforms and other e-business initiatives.

We are presently using our database to distinguish customers' buying patterns and behaviors related to e-Commerce and our traditional business. Our investment in the Internet is fundamental to our strategy and future sustainable growth. We anticipate increased spending in an effort to acquire the talent and develop the infrastructure needed to exploit this business opportunity.

The following table sets forth items included in the Statements of Operations as a percentage of sales for the first quarter of 2000 and 1999. The table also shows, for each line item, the percentage change of the amount in the 2000 period from the comparable 1999 period.

                                                                                       First Quarter
                                                                   -------------------------------------------------------
                                                                              % of Sales                    % Change
                                                                   ---------------------------------    ------------------
                                                                        2000             1999
                                                                        ----             ----
Net Sales.................................................             100.0%           100.0%                    2%
Cost of products sold.....................................              70.6             67.3                     7
                                                                     -------          -------
Gross profit..............................................              29.4             32.7                    (9)
Selling, general & administrative expenses................              30.8             30.3                     3
                                                                     -------          -------
Operating (loss) income...................................              (1.4)             2.4                  (161)
Interest (income), net....................................                --              (.1)                  (40)
                                                                     -------          -------
(Loss) /income before income taxes........................              (1.4)             2.5                  (154)
Income tax (benefit)  provision...........................              (0.5)              .9                  (155)
                                                                     -------          -------
Net (loss)  income........................................              (0.9)%            1.6%                 (153)%
                                                                     -------          -------

RESULTS OF OPERATIONS
---------------------

Three Months Ended April 1, 2000 Compared to Three Months Ended April 3, 1999
-----------------------------------------------------------------------------

Overall, net revenue of $29.5 million for the first quarter of 2000 increased 2% over the comparable period in 1999. Moore Medical experienced growth in its business communities and e-Commerce. The favorable increase was partially offset by the contraction of pharmaceutical product revenues. In the business communities, the increase in net sales was primarily due to increased account penetration with core dealer accounts. The remaining increase in the first quarter 2000 net sales was due to increased e-Commerce activity on our unpromoted transactional website, which increased $0.5 million or over 200%, to $0.7 million for the three months ended April 1, 2000, from $0.2 million for the three months ended April 3, 1999, while traffic has nearly doubled.

Gross profit decreased by $0.8 million, or 9% to $8.7 million for the three months ended April 1, 2000, from $9.5 million for the three months ended April 3, 1999. The decrease is primarily attributable to the price erosion in pharmaceutical products resulting in lower margins. Also, the Company's average order size increased 13% over prior year, generating higher volume but at lower margins.

Selling, general and administrative expenses increased by $0.3 million or 3%, to $9.1 million for the first quarter 2000 from $8.8 million. The increase is primarily due to higher depreciation charges associated with investments in technology. Other contributing factors to the increase were additional media and advertising costs associated with the acquisition of and intensive e-Commerce marketing research of customers. We anticipate increased selling and marketing expenses related to our Internet based business as a result of accelerated spending to fully web enable the Company.

A net loss for the quarter of $(0.3) million or $(.09) earnings per share was reported compared with net income of $0.5 million or $0.16 earnings per share in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On April 1, 2000, our unrestricted cash and cash equivalents totaled $6.6 million, a $5.9 million increase from a year ago. The increase was a result of net cash flow provided by operating activities.

Our operations provided $5.2 million in cash during the three months ended April 1, 2000. Primary sources of cash were $3.1 million decrease in inventory levels, $3.7 million increase in accounts payable and accrued liabilities driven by successful supply change management efforts. In addition, non-cash elements of $0.7 million related to depreciation and amortization primarily related to technology increased operating activities. Primary uses of cash included the net loss of $0.3 million, an increase in accounts receivable driven by the increase in net sales and $1.2 million in other assets.

Investing actitives used $0.4 million in the first quarter, primarily in technology. Technology purchases were made to support our strategic commitment to fully web enable the Company.

Financing activities provided $1.0 million in the first quarter, primarily attributable to proceeds from the sales of treasury stock.

In our recent Annual Report on Form 10-K, we described our strategy to transform the Company to a full business-to-business electronic commerce enterprise by migrating existing customers and attracting additional customers to the new comprehensive Internet platform we plan to launch. The Report noted that our "Board recognizes the level of investment required to accomplish Moore's Internet strategy." Management seeks to raise funds to transform our business from institutional and other private equity sources. In addition, the Company's previous line of credit expired on March 31, 2000, and management is currently reviewing loan proposals. Management believes a definitive loan agreement, once consummated, will provide adequate funds for the Company's operations. In the interim, until a definitive loan agreement is negotiated and executed, the Company had, as of March 31, 2000, $6.6 million in cash and cash equivalents to fund its operations in the short term.

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

Investors should be aware of factors that could have an impact on the Company's business, financial position or performance. These include possible: pressures on the Company's revenues resulting, for example, from customer consolidations or changes in customer buying patterns; reductions in healthcare funding affecting its customers' services or revenues, resulting, for example, from changes in legislation or regulations or in HMO, managed care or other insurance programs; intensified competition resulting, for example, from distributor consolidations or pricing pressures from distributors able to benefit from economies of scale or other operating efficiencies; and new Internet unanticipated expenses, delays on technical problems associated with the Company's planned Internet site; disruptions in services or systems on which the Company is dependent, such as by truckers in deliveries from its suppliers, by UPS or other common carriers in deliveries to its customers, by its catalog printers or in telecommunication services, or relating to its computer systems or; pending adjustments of pricing under exited government contracts or unfavorable outcomes of litigation; and other factors detailed from time to time in the Company's Securities and Exchange Commission filings or other readily available or generally disseminated writings. The risks identified here are not all inclusive. Reference is also made to other parts of this on Form 10-Q, which include additional information concerning factors that could adversely impact the Company's business or financial position or performance. Moreover, the Company operates in a changing and very competitive business environment. New risks may emerge from time to time, and it is not possible for management to predict all risk factors, nor can it necessarily identify or assess the impact of all such factors on the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

ITEM 3. Quantitative & Qualitative Disclosures About Market Risk
        --------------------------------------------------------

We have no material market risk exposure associated with activities in derivative financial statements, other financial instruments, or derivative commodity instruments.

PART II. OTHER INFORMATION
         -----------------

ITEM 5. OTHER MATTERS
        -------------

On March 1, 2000, Christopher W. Brody was elected to the Board of Directors of the Company.

As of April 1, 2000, Moore Medical's Board of Directors is as follows:

              Name
              ----
              Linda M. Autore
              Robert H. Steele
              Steven Kotler
              Christopher W. Brody
              Peter C. Sutro
              Wilmer J. Thomas, Jr.
              Daniel K. Wassong


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits
             --------

             Employment Agreement between the Company             Exhibit 10.20
             and Linda M. Autore, effective March 1, 2000.

             Subscription Agreement between the Company           Exhibit 10.21
             and Vantage Venture Partners, LP, dated
             February 28, 2000.

             Website Development and Hosting Agreement            Exhibit 10.22
             between the Company and e-Media, LLC,
             dated January 21, 2000.

             Financial Data Schedule.                             Exhibit 27


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


MOORE MEDICAL CORP.
(REGISTRANT)



By: /s/ Linda M. Autore                  By: /s/ Joseph P. Savidge
    ---------------------------------        -----------------------------------
     Linda M. Autore, President               Joseph P. Savidge, Senior
     And Chief Executive Officer              Vice President - Finance and
     May 15, 2000                             Chief Financial Officer
                                              May 15, 2000


                                         By: /s/ Susan G. D'Amato
                                             -----------------------------------
                                              Susan G. D'Amato, Vice President -
                                              Finance and Controller
                                              May 15, 2000