Form 10-Q
period 2000-07-01
MOORE MEDICAL CORP
filed 2000-08-15
CIK 74691

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             _____________________

                                      2000
                                  FORM 10 - Q

                                 For the Fiscal
                                 SECOND QUARTER
                               Ended July 1, 2000

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


                            Approximately 3,075,002

        Number of shares of Common Stock outstanding as of July 29, 2000

   Total number of pages in the numbered original (including exhibits) is 21

                          This is page 1 of 15 pages.
===============================================================================

                              MOORE MEDICAL CORP.


                                     Index

                                                                                    Page No.
                                                                                   --------
Part I.  Financial Information

         Item 1.   Financial Statements

                   Balance Sheets at the end of the second quarter of
                      2000 and at the end of the year 1999.....................        3

                   Statements of Operations for the second quarters
                      of 2000 and 1999.........................................        4

                   Statements of Operations for the first two quarters
                      of 2000 and 1999.........................................        5

                   Statements of Cash Flows for the first two quarters
                      of 2000 and 1999.........................................        6

                   Notes to Financial Statements...............................        7-8

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.......................       8-12

         Item 3.   Quantative and Qualitative Disclosures About
                      Market Risk..............................................        13

Part II. Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders.........        13

         Item 5.   Other Matters...............................................        14

         Item 6.   Exhibits and Reports on Form 8-K............................        14-21

         Signatures............................................................        15

                              MOORE MEDICAL CORP.

                                 Balance Sheets

-------------------------------------------------------------------------------------------------
       (Amounts in thousands, except par value)          Second Quarter 2000   Year 1999
                                                             (Unaudited)
-------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash                                                        $ 4,838           $   744
   Accounts receivable, less allowances
      of $200 and $200.................................         12,620            11,488
   Inventories.........................................         10,783            14,242
   Prepaid expenses and other current assets...........          2,343             1,852
   Deferred income taxes...............................          2,330             2,330
                                                               -------           -------
         Total Current Assets..........................         32,914            30,656
                                                               -------           -------
Noncurrent Assets
   Equipment and leasehold improvements, net...........         10,659            10,641
   Other assets........................................          2,054               669
                                                               -------           -------
         Total Noncurrent Assets.......................         12,713            11,310
                                                               -------           -------
                                                               $45,627           $41,966
                                                               =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable....................................        $ 9,522           $ 7,483
   Accrued expenses....................................          4,669             4,665
                                                               -------           -------
         Total Current Liabilities.....................         14,191            12,148
                                                               -------           -------

Deferred Income Taxes..................................          2,368             2,368

Long-term Notes Payable................................            500                --

Shareholders' Equity
   Preferred stock - no shares outstanding.............             --                --
   Common stock - $.01 par value;
      10,000 shares in 2000, 5,000 shares in 1999
      3,246 shares issued..............................             34                33
   Capital in excess of par value......................         21,812            21,675
   Retained earnings...................................          8,273             8,449
                                                               -------           -------
                                                                30,119            30,157
   Less treasury shares, at cost, 171 and 305
      shares...........................................         (1,551)           (2,707)
                                                               -------           -------
         Total Shareholders' Equity....................         28,568            27,450
                                                               -------           -------
                                                               $45,627           $41,966
                                                               =======           =======


The accompanying notes are an integral part of the financial statements.

                              MOORE MEDICAL CORP.
                           Statements of Operations

-------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share data)                            Second Quarter
                                                             ------------------------------------
                                                                 2000                      1999
                                                                          (Unaudited)
-------------------------------------------------------------------------------------------------
Net sales.............................................       $30,253                      $29,367

Cost of products sold.................................        21,175                       20,152
                                                             -------                      -------

Gross profit..........................................         9,078                        9,215

Selling, general & administrative expenses............         9,023                        8,551
                                                             -------                      -------

Operating income......................................            55                          664

Interest income, net..................................            76                            7
                                                             -------                      -------

Income before income taxes............................           131                          671

Income tax provision..................................            52                          243
                                                             -------                      -------

Net income............................................       $    79                      $   428
                                                             =======                      =======

Basic and diluted net income per share................       $   .03                      $   .15
                                                             =======                      =======

-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                             MOORE MEDICAL CORP.
                           Statements of Operations

----------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share data)                                    First Two Quarters
                                                                             -----------------------------
                                                                             2000                   1999
                                                                                     (Unaudited)
----------------------------------------------------------------------------------------------------------
Net sales..........................................................        $59,770                 $58,422

Cost of product sold...............................................         42,019                  39,698
                                                                           -------                 -------
Gross profit.......................................................         17,751                  18,724

 Selling, general & administrative expenses........................         18,128                  17,354
                                                                           -------                 -------
 Operating (loss) income...........................................          (377)                   1,370

 Interest income, net..............................................            103                      52
                                                                           -------                 -------

(Loss) income before income taxes..................................          (274)                   1,422

Income tax (benefit) provision.....................................           (98)                     517
                                                                           -------                 -------
Net (loss) income..................................................        $ (176)                 $   905
                                                                           =======                 =======
Basic and diluted net (loss) income per share......................        $ (.06)                 $   .31
                                                                           =======                 =======

----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                              MOORE MEDICAL CORP.
                           Statements of Cash Flows

----------------------------------------------------------------------------------------
(Amounts in thousands)                                            First Two Quarters
                                                                 --------------------
                                                                 2000            1999
                                                                     (Unaudited)
----------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net (loss) income........................................  $  (176)        $   905
    Adjustments to reconcile net (loss) income to net
       cash flows provided by (used in) operating
       activities:...........................................

       Depreciation and amortization.........................    1,316             754

       Changes in operating assets and liabilities
         Accounts receivable.................................   (1,132)         (1,945)
         Inventories.........................................    3,459            (575)
         Other current assets................................     (491)           (428)
         Accounts payable....................................    2,039           2,178
         Other current liabilities...........................     (130)           (886)
                                                               -------         -------
       Net cash flows provided by
         operating activities................................    4,885               3
                                                               -------         -------

Cash Flows From Investing Activities
    Equipment and leasehold improvements.....................   (1,331)         (3,388)

    Acquisition of  business.................................   (1,254)              -
                                                               -------         -------
       Net cash flows used in investing activities...........   (2,585)         (3,388)
                                                               -------         -------
Cash Flows From Financing Activities
    Sale of treasury stock...................................    1,294              13
    Long term notes payable..................................      500               -
                                                               -------         -------
       Net cash flows provided by financing activities.......    1,794              13
                                                               -------         -------
Increase (decrease) in cash..................................    4,094          (3,372)
Cash at beginning of period..................................      744           3,520
                                                               -------         -------
Cash At End Of Period........................................  $ 4,838         $   148
                                                               =======         =======

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

The Company

The Company is a marketer and distributor of medical/surgical products and pharmaceuticals to nearly 100,000 healthcare professionals in non-hospital settings nationwide including: physicians, podiatrists, surgeons, emergency medical technicians, schools, corrections, municipalities, and occupational/ industrial health doctors and nurses; and other specialty practice communities. It markets and serves its customers through direct mail, industry specialized telephone support representatives, key opportunity and field sales respesentatives and through the Internet. The Moore Medical distribution and fulfillment service has more than fifty years of operating experience.

Basis of Presentation

The Company has prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim period have been made. The results for the three months ended July 1, 2000 do not necessarily indicate the results to be expected for the fiscal year ended December 30, 2000 or any other future period. The fiscal quarters ended on July 1, 2000 and July 3, 1999.

The accompanying unaudited financial statements should be read in conjunction with the Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1999 Annual Report filed on Form 10-K and in this Form 10-Q Report.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2 - Contingencies

Beginning in 1991, the Company entered into various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department. In April 1997, the Company completed a review of its compliance with various pricing provisions of these contracts and, with the assistance of special legal counsel, concluded that adjustments may be due to the federal agencies for potential asserted claims against the Company relating to pricing deficiencies under product supply contracts subject to General Services Administration and Department of Defense regulations. In the fourth quarter of 1996 the Company established a $3.8 million reserve for estimated pricing deficiency liabilities and associated costs. As of the end of 1999 and second quarter end of 2000, the reserve balance was $3.1 million and $3.0 million respectively. The final amount of the pricing deficiency adjustment is subject to the outcome of contract settlement discussions with the governmental agencies or to an adjudicated disposition. Although management believes that the reserve is sufficient, it is possible that the final resolution could exceed such reserve and have a material impact on the statement of operations and cash flow.

Note 3 - Acquisition

On June 15, 2000, the Company completed the acquisition of 51% of the outstanding shares of capital stock of Podiatry Online, a Florida-based Internet magazine serving 4,200 podiatrists, for $500,000 and 29,826 shares of the Company's common stock valued at $254,000. The Company agreed to acquire the 49% balance of Podiatry Online's shares in 2002 for a payment, not less than $500,000, to be computed by reference to the growth in its net revenues. The acquisition was recorded as a purchase, and $500,000 was recorded as a subscription in an investment and $754,000 as goodwill, which is being amortized over 15 years.

Note 4 - Subsequent Event

On July 14, 2000 the Company acquired MERGInet Medical Resources, an Internet publication serving emergency medical services and professionals, for $450,000.

MOORE MEDICAL CORP.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW
--------

In 1999, the Company committed to transforming itself from a catalog-based distributor of medical and surgical supplies into an electronic commerce enterprise. It is also committed to enlarging its customer-base in the practice communities it serves on a business-to-business (b2b) basis through Internet marketing and by web site affiliate linkages and selective acquisitions. The transformation strategy entails substantial expenditures for technology, talent and infrastructure to benefit all customer communities; as a result, the Company sustained losses for the first half of 2000 and it expects that to continue into 2001. It also entails the risks and uncertainties attendant to the transformation from "brick and mortar" distribution to an e-business.

As its initial step toward web-powered marketing, the Company spent heavily during 1999 and in the first quarter 2000 to develop a full-featured b2b web site. It successfully launched its site (mooremedical.com) in May, 2000. The Company acquired a controlling interest in Podiatry Online, in June, 2000 and in July, 2000 it acquired MERGInet Medical Resources, both premier online information sources for their respective practice communities, as further implementations of its strategic plan.

Podiatry Online, an established e-zine serving podiatry offices, enables the Company with a significant electronic sales channel to professionals in that market. MERGInet, the Internet's most heavily trafficked resource center for emergency medical services and professionals (EMS), features the only online publication in its market. Podiatry and EMS were already among the largest b2b customer practice communities of the Company.

The following table sets forth items included in the Statements of Operations as a percentage of sales for the second quarter, and the first two quarters of 2000 and 1999. The table also shows, for each line item, the percentage change of the amount in the 2000 period from the comparable 1999 period.


                                                      Second Quarter                        First Two Quarters
                                          ------------------------------------------ ------------------------------------------
                                                   % of Sales                 %               % of Sales                %
                                          ------------------------      ------------   -------------------------    -----------
                                            2000             1999          Change        2000             1999         Change
                                          -------           ------      ------------   --------         --------    -----------
Net sales.............................      100.0%           100.0%          3%        100.0%            100.0%          2%
Cost of products sold.................       70.0             68.6          (5)         70.3              68.0          (6)
                                            -----            -----                     -----             -----
Gross profit..........................       30.0             31.4          (1)         29.7              32.0          (5)
Selling, general & admin. exp.........       29.8             29.1          (6)         30.3              29.7          (4)
                                            -----            -----                     -----             -----
Operating income (loss)...............        0.2              2.3         (92)         (0.6)              2.3        (128)
Interest income, net..................        0.2                -         986           0.2               0.1          98
                                            -----            -----                     -----             -----
Income (loss) before income taxes.....        0.4              2.3         (80)         (0.4)              2.4        (119)
Income tax provision (benefit)........        0.2              0.8          79          (0.1)              0.9         119
                                            -----            -----                     -----             -----
Net income (loss).....................        0.2%             1.5%        (82)%        (0.3)%             1.5%       (119)%
                                            =====            =====        =====        =====             =====       =====

RESULTS OF OPERATIONS
---------------------

Second Quarter
2000 Compared with 1999
-----------------------

The second quarter net revenues of $30.3 million, increased 3% over the same period a year ago. This revenue growth resulted primarily from increased web site traffic and growth from the Company's specialty practice communities.

For the 2000 second quarter, gross profit dollars decreased by 1% to $9.1 million. The decrease was primarily attributable to price erosion of pharmaceutical products, resulting in lower margins.

Selling, general and administrative expenses, expressed as a percentage of revenue, were 30% for the second quarter, as compared to 29% for the same period a year ago. This increase reflected higher depreciation charges associated with investments in technology, as well as additional media and advertising costs associated with the launch of the Company's web site (mooremedical.com) and specialty practice community e-business acquisition efforts.

Net income for the second quarter was $0.1 million, or $0.03 per share, as compared with net income of $0.4 million, or $0.15 per share, for last year's second quarter.

First Two Quarters
2000 Compared with 1999
-----------------------

Overall, net revenue of $59.8 million for the first half of 2000 increased 2% over the comparable period in 1999. The increase was primarily attributable to revenue growth in the Company's web site traffic and from its specialty practice communities and to increased core dealer account penetration. The revenue reflects strong revenue growth for the Company's Internet-based revenue, which increased $1.1 million, or over 200%, to $1.5 million for the first half of the fiscal year, compared to $0.4 million for the same period a year ago.

For the first half of 2000, gross profit dollars decreased approximately $1.0 million to $17.8 million, compared to $18.7 million for the same period a year ago, as price erosion of pharmaceutical products continued to negatively impact the gross profit.

Selling, general and administrative expenses during the first half of 2000 increased 4% compared to the first half of 1999 as a result of higher depreciation and amortization charges associated with investments in technology and e-business initiatives. Additionally, the Company's more aggressive marketing strategies contributed to the year-over-year increase in selling, general and administrative expenses.

Results for the first half of 2000 showed a net loss of ($0.2) million, or ($0.06) per share, compared with net income of $0.9 million, or $0.31 per share, in the first half of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company ended the second quarter with $4.8 million in cash and short-term investments, a $4.1 million increase from January 1, 2000. Liquidity improvement was the result of net cash provided by operating and financing activities.

The Company's operations provided $4.9 million in cash during the first half of 2000. The primary sources of cash included a $3.5 million decrease in inventory levels and a $2.0 million increase in accounts payable attributable to supply chain management. Non-cash sources included $1.3 million related to depreciation and amortization mainly associated with increased technology investments. The primary uses of cash included $0.2 million of net loss, an increase in accounts receivable of $1.1 million attributable to an increase in net sales, and $0.6 million in other assets and liabilities.

Investing activities used $2.6 million in the first half of the year 2000 and included $1.25 million in connection with the Company's acquisition of a controlling interest in Podiatry Online (see note 3 to financial statements) and technology purchases of $1.3 million.

Financing activities provided $1.8 million for the six months ended July 1, 2000, primarily from sales of common stock and for the minimum purchase cost for the remaining minority interests in Podiatry Online.

The Company's previous line of credit expired on March 31, 2000, and management is currently negotiating a proposed loan commitment. Management believes that the proposed loan commitment, once consummated by a definitive loan agreement, will provide adequate funds for the Company's operations. In the interim, until the commitment letter is negotiated and a definitive loan agreement is executed, the Company had, as of July 1, 2000, $4.8 million in cash and cash equivalents to fund its operations in the short term.

FORWARD-LOOKING INFORMATION
---------------------------

From time to time, the Company may make forward-looking statements, that is statements not of past or present fact but of beliefs, expectations or plans for the future. The words "expects," "anticipates", "believes", "seeks", "plans," "estimates," "projects," "intends," and similar expressions identify forward-looking statements. Such statements are qualified by the following discussion of certain factors, which could possibly cause actual results to differ materially from the forward-looking statements:

 . pressures on revenues resulting, for example, from customer consolidations or changes in customer buying patterns;

 . reductions in healthcare funding affecting its customers' services or revenues, resulting, for example, from changes in legislation or regulations or in HMO, managed care or other insurance programs;

 . intensified competition resulting, for example, from distributor consolidations or pricing pressures from larger distributors able to benefit from economies of scale or other operating efficiencies;

 . adjustments under exited government contracts in excess of amounts reserved, or unfavorable outcomes of litigation;

 . disruptions in or cost increases for services or systems on which the Company is dependent, such as by truckers in deliveries from its suppliers, by UPS or other common carriers in deliveries to its customers, by its catalog printers or in telecommunication services, or relating to its computer systems;

 . changes in supply chain management relationships or availabilities that could adversely effect the market, supply and flow of products;

 . rapidly changing technology and customer expectations;

 . decreasing reliance on distributors as manufacturers establish direct Internet sales channels to end-users;

 . further Internet and infrastructure developments (for example, in high speed data lines and modems);

 . difficulties in attracting and retaining qualified technical and marketing talent in an economy in which such talent is in short supply and in high demand;

 . new laws or regulations affecting e-commerce, which could increase the cost of doing business or customers' purchase costs (for example, by the introduction of sales taxes to Internet transactions); and

 . security breaches that could significantly disrupt the Internet network, halt sales, or discourage customers.

These factors are not presently all-inclusive. In addition, new factors may emerge from time to time, and it is not possible to predict all factors, nor can management necessarily identify or assess all factors. The factors identified should therefore not be relied on as comprehensive. Moreover, the Company does not necessarily update its forward looking statements. Accordingly, they should not be relied upon as a prediction of actual results.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

The Company has no material market risk exposure associated with activities in derivative financial instruments, other financial instruments, or derivative commodity instruments.


PART II.  OTHER INFORMATION
          -----------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          (a) The 2000 Annual Meeting of Shareholders of the Company was held June 21, 2000.

          (b) At the Annual Meeting, the Company's shareholders voted on the following:

               1.  Election of directors

                   Name of Nominee               For             Withheld
                   ---------------               ---             --------

                   Linda M. Autore             2,618,847          32,032
                   Christopher Brody           2,618,847          32,032
                   Steven Kotler               2,618,847          32,032
                   Robert H. Steele            2,618,847          32,032
                   Peter C. Sutro              2,617,847          33,032
                   Wilmer J. Thomas, Jr.       2,618,847          32,032
                   Dan K. Wassong              2,478,147         172,732


               2. Proposal to approve the adoption of the 2000 Incentive
                  Compensation Program.

                  For                                1,028,974
                  Against                              291,980
                  Abstain                                6,693
                  Present, not entitled to vote      1,323,232

               3. Proposal to amend the Certificate of Incorporation to increase the authorized common stock.

                  For                               2,568,184
                  Against                              68,797
                  Abstain                              13,898

ITEM 5.  OTHER MATTERS
         -------------

         As of July 1, 2000, the members of the Board of Directors of the Company and of its Committees, were:

               Director                                 Committees
               --------                                 ----------

            Linda M. Autore                                 --

            Christopher Brody                               --

            Steven Kotler                       Executive Committee (Chairman);
                                                Audit; Compensation; Nominating.

            Robert H. Steele (Chairman)         Executive.

            Peter C. Sutro                                  --

            Wilmer J. Thomas, Jr.               Executive; Audit; Compensation;
                                                Nominating.

            Dan K. Wassong                                  --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)    Exhibits
                --------

                Certificate of Amendment of Certificate         Exhibit 3.4
                of Incorporation

                2000 Incentive Compensation Program             Incorporated by
                                                                reference to
                                                                Exhibit A to the
                                                                Company's 2000
                                                                Proxy Statement

                2000 Executive Officers' Bonus Plan             Exhibit  10.23

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

MOORE MEDICAL CORP.
(REGISTRANT)


By: /s/ Linda M. Autore                   By: /s/ Susan G. D'Amato
    --------------------------------          --------------------------------
        Linda M. Autore, President                Susan G. D'Amato, Vice
        (Chief Executive Officer)                 President of Finance and
        August 15, 2000                           Controller
                                                  (Chief Accounting Officer)
                                                  August 15, 2000