Form 10-Q
period 2000-09-30
MOORE MEDICAL CORP
filed 2000-11-14
CIK 74691

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                      2000
                                   FORM 10-Q

                                 For the Fiscal
                                  THIRD QUARTER
                            Ended September 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No _______
                                        --------

                             Approximately 3,101,434

       Number of shares of Common Stock outstanding as of October 26, 2000

    Total number of pages in the numbered original (including exhibits) is 18

                           This is page 1 of 14 pages.
================================================================================

                               MOORE MEDICAL CORP.

                                      Index

                                                                                      Page No.
                                                                                      --------
Part I.    Financial Information
           Item 1.    Financial Statements

                      Balance Sheets at the end of the third quarter of
                           2000 and at the end of the year 1999.......................       3

                      Statements of Operations for the third quarters
                           of 2000 and 1999...........................................       4

                      Statements of Operations for the first three quarters
                           of 2000 and 1999...........................................       5

                      Statements of Cash Flows for the first three quarters
                           of 2000 and 1999...........................................       6

                      Notes to Financial Statements...................................     7-8

           Item 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations........................    8-13

           Item 3.  Quantative and Qualitative Disclosures About
                           Market Risk................................................      13

Part II.   Other Information

           Item 6.     Exhibits and Reports on Form 8-K...............................      14

           Signatures.................................................................      14

                              MOORE MEDICAL CORP.

                                 Balance Sheets

----------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except par value)                               Third Quarter 2000             Year 1999
                                                                           (Unaudited)
----------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
       Cash                                                                   $ 3,962                   $   744
       Accounts receivable, less allowances
           of $200........................................................     14,006                    11,488
       Inventories........................................................     11,439                    14,242
       Prepaid expenses and other current assets..........................      2,731                     1,852
       Deferred income taxes..............................................      2,330                     2,330
                                                                              -------                   -------
                Total Current Assets......................................     34,468                    30,656
                                                                              -------                   -------

Noncurrent Assets
       Equipment and leasehold improvements, net..                             10,146                    10,641
       Other assets.......................................................      2,442                       669
                                                                              -------                   -------
                Total Noncurrent Assets...................................     12,588                    11,310
                                                                              -------                  --------
                                                                              $47,056                   $41,966
                                                                              =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
       Accounts payable...................................................    $11,206                   $ 7,483
       Accrued expenses...................................................      4,831                     4,665
                                                                              -------                   -------
                Total Current Liabilities.................................     16,037                    12,148
                                                                              -------                   -------

Deferred Income Taxes.....................................................      2,368                     2,368

Long-term Notes Payable...................................................        500                        --

Shareholders' Equity
       Preferred stock - no shares outstanding...........................          --                        --
       Common stock - $.01 par value;
            shares authorized - 10,000 and 5,000
            shares issued - 3,246                                                  34                        33
       Capital in excess of par value.....................................     21,694                    21,675
       Retained earnings..................................................      7,706                     8,449
                                                                              -------                   -------
                                                                               29,434                    30,157
       Less treasury shares, at cost, 145 and 305
           shares.........................................................     (1,283)                   (2,707)
                                                                              -------                   -------
                Total Shareholders' Equity................................     28,151                    27,450
                                                                              -------                   -------
                                                                              $47,056                   $41,966
                                                                              =======                   =======
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                               MOORE MEDICAL CORP.

                            Statements of Operations
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)                  Third Quarter
                                                       -------------------------
                                                            2000          1999
                                                        (Unaudited)
--------------------------------------------------------------------------------

Net sales ..........................................      $33,038       $31,077

Cost of products sold ..............................       23,127        21,631
                                                         --------      --------

Gross profit .......................................        9,911         9,446

Selling, general & administrative expenses .........       10,890         8,654
                                                         --------      --------

Operating (loss) income ............................         (979)          792

Interest (income) expense, net .....................          (65)           14
                                                         --------      --------

(Loss) income before income taxes ..................         (914)          778

Income tax (benefit) provision .....................         (347)          (25)
                                                         --------      --------

Net (loss) income ..................................        $(567)         $803
                                                         ========      ========

Basic and diluted net (loss) income per share ......        $(.18)         $.27
                                                         ========      ========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

                               MOORE MEDICAL CORP.

                            Statements of Operations
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)               First Three Quarters
                                                         -----------------------
                                                             2000         1999
                                                                  (Unaudited)
--------------------------------------------------------------------------------


Net sales ...........................................      $92,808       $89,499

Cost of products sold ...............................       65,146        61,328
                                                          --------      --------

Gross profit ........................................       27,662        28,171

Selling, general & administrative expenses ..........       29,017        26,009
                                                          --------      --------

Operating (loss) income .............................       (1,355)        2,162

Interest income, net ................................          168            38
                                                          --------      --------

(Loss) income before income taxes ...................       (1,187)        2,200

Income tax (benefit) provision ......................         (444)          492
                                                          --------      --------

Net (loss) income ...................................        $(743)       $1,708
                                                          ========      ========

Basic and diluted net (loss) income per share .......        $(.24)         $.58
                                                          ========      ========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

                               MOORE MEDICAL CORP.

                            Statements of Cash Flows

--------------------------------------------------------------------------------------
(Amounts in thousands)                                            First Three Quarters
                                                                 ---------------------
                                                                   2000       1999
                                                                    (Unaudited)
--------------------------------------------------------------------------------------
Cash Flows From Operating Activities
       Net (loss) income ...................................     $(743)    $1,708
       Adjustments to reconcile net (loss) income to net
       cash flows provided by (used in) operating activities

           Depreciation and amortization ...................     2,036      1,299

           Deferred income taxes ...........................      --        1,766

           Changes in operating assets and liabilities
                Accounts receivable ........................    (2,518)    (4,895)
                Inventories ................................     2,803     (2,123)
                Other current assets .......................      (879)    (1,379)
                Accounts payable ...........................     3,723      3,816
                Other current liabilities ..................        39     (1,951)
                                                               -------    -------

           Net cash flows provided by (used in)
                 operating activities ......................     4,461     (1,759)
                                                               -------    -------


Cash Flows From Investing Activities
       Equipment and leasehold improvements ................    (1,503)    (4,463)

       Acquisition of business .............................    (1,684)      --
                                                               -------    -------

           Net cash flows (used in) investing activities ...    (3,187)    (4,463)
                                                               -------    -------


Cash Flows From Financing Activities
       Revolving credit financing, net .....................        --      2,661
       Sale of treasury stock...............................     1,444         41
       Long term notes payable..............................       500         --
                                                              --------    --------
           Net cash flows provided by financing
                activities..................................     1,944      2,702
                                                               -------    -------

Increase (decrease) in cash.................................     3,218     (3,520)
Cash at beginning of period.................................       744      3,520
                                                              --------    -------

Cash At End Of Period.......................................    $3,962   $     --
                                                                ======   ========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

The Company

Moore Medical Corp. is an internet-enabled marketer and distributor of medical/surgical products and pharmaceuticals to nearly 100,000 healthcare professionals in non-hospital settings nationwide, including: Physicians; Podiatrists; Surgeons; Emergency Medical Technicians; Schools; Corrections; Municipalities; and Occupational/Industrial Health Doctors and Nurses; and other specialty practice communities. It markets and serves its customers through direct mail, industry specialized telephone support representatives, key opportunity and field sales representatives, and through the Internet. Moore Medical's distribution and fulfillment business has more than fifty years of operating experience.

Basis of Presentation

The Company has prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim period have been made. The results for the three months ended September 30, 2000 do not necessarily indicate the results to be expected for the fiscal year ended December 30, 2000 or any other future period. The fiscal quarters ended on September 30, 2000 and October 2, 1999.

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

Note 2 - Contingencies

Beginning in 1991, the Company entered into various supply contracts with the U.S. Department of Veterans Affairs and the Defense Department. In April 1997, the Company completed a review of its compliance with various pricing provisions of these contracts and, with the assistance of special legal counsel, concluded that adjustments may be due to the federal agencies for potential asserted claims against the Company relating to pricing deficiencies under product supply contracts subject to General

Services Administration and Department of Defense regulations. In the fourth quarter of 1996 the Company established a $3.8 million reserve for estimated pricing deficiency liabilities and associated costs. As of the end of 1999 and the third quarter of 2000, the reserve balance was $3.1 million and $2.9 million, respectively. The final amount of the pricing deficiency adjustment is subject to the outcome of contract settlement discussions with the governmental agencies or to an adjudicated disposition. Management believes it is possible that the final resolution will exceed the reserve, and have a material impact on the statement of operations and cash flow.

Note 3 - Acquisition

On July 14, 2000, the Company acquired 100% of the assets of MERGInet Medical Resources, the premier internet magazine serving as the largest internet resource for emergency medical services (EMS) and emergency medical professionals. The initial cost totaled $450,000, consisting of $300,000 in cash and 26,432 shares of the Company's common stock valued at $150,000, with an additional revenue growth payment, if applicable, to be paid in July, 2002. The tangible and intangible assets are being amortized over their respective useful lives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

OVERVIEW
--------

In 1999, the Company committed to transforming itself from a catalog-based distributor of medical and surgical supplies into an electronic commerce enterprise. It is also committed to enlarging its customer-base in the practice communities it serves on a business-to-business (b2b) basis through Internet marketing and by web site affiliate linkages and selective acquisitions. The transformation strategy continues to entail substantial expenditures for technology, talent and infrastructure to benefit all customer communities; as a result, the Company sustained losses through the third quarter of 2000 and it expects that to continue for 2001. It also entails the risks and uncertainties attendant to the transformation to a "bricks and clicks" enterprise.

As its initial step toward web-powered marketing, the Company spent heavily during 1999 and in the first quarter of 2000 to develop a full-featured b2b web site. It successfully launched its site (www.mooremedical.com) at the end of May, 2000. The Company acquired a controlling interest in Podiatry Online, in June, 2000 and in July, 2000 it acquired MERGInet Medical Resources, both premier online information sources for their respective practice communities, as further implementations of its strategic plan.

Podiatry Online, an established e-zine (www.podiatryonline.com) serving podiatry professionals, provides the Company with significant electronic sales channels in that market. MERGInet, the Internet's most heavily trafficked resource center for emergency medical services and professionals (EMS), features the only online publication (www.merginet.com) in its market. Podiatry and EMS were already among the largest b2b offline customer practice communities of the Company.

During the third quarter of 2000, the Company added expertise in e-business to its senior management team, which will allow the Company to focus on driving its e-commerce strategy. Also, during the third quarter, eleven independent healthcare specialty associations and membership communities web sites serving healthcare professionals agreed to link their sites to (www.mooremedical.com) under affiliate linkage arrangements.

The following table sets forth items included in the Statements of Operations as a percentage of sales for the third quarter, and the first three quarters of 2000 and 1999. The table also shows, for each line item, the percentage change of the amount in the 2000 period from the comparable 1999 period.

                                                        Third Quarter                           First Three Quarters
                                           ----------------------------------------    ---------------------------------------

                                                  % of Sales                %                % of Sales                 %
                                           -------------------------                   ------------------------
                                              2000          1999          Change         2000          1999          Change
                                           -----------    ----------     ----------    ----------    ----------     ----------
Net sales........................           100.0%        100.0%            6%         100.0%        100.0%             4%
Cost of products sold ...........            70.0          69.6            (7)          70.2          68.5             (6)
                                             ----          ----                         ----          ----
Gross profit ....................            30.0          30.4            (5)          29.8          31.5             (2)
Selling, general & admin. exp ...            33.0          27.9           (26)          31.3          29.1            (12)
                                             ----          ----                         ----          ----
Operating (loss) income .........            (3.0)          2.5         (+200)          (1.5)          2.4           (163)
Interest income, net ............             0.2            --          +200            0.2            --           +200
                                             ----          ----                         ----          ----
(Loss) income before income taxes            (2.8)          2.5         (+200)          (1.3)          2.4           (154)
Income tax (benefit) provision ..            (1.1)         (0.1)         +200           (0.5)          0.5            190
                                             ----          ----                         ----          ----
Net (loss) income ...............            (1.7)%         2.6%         (171)%         (0.8)%         1.9%          (144)%
                                             ====          ====          ====           ====          ====           ====

RESULTS OF OPERATIONS
---------------------

Third Quarter
2000 Compared with 1999
-----------------------

Third quarter revenues of $33.0 million, the Company's highest quarterly revenue in more than two years, increased over 6% compared with $31.1 million in the third quarter of 1999. Increased market penetration into key specialty practice markets, in conjunction with e-commerce initiatives, drove top line results. The year over year quarterly revenue growth of over 6.0% was achieved despite the shortage for distribution of influenza vaccine (which accounted for nearly $1.0 million or 3.2% of 1999's third quarter's revenues) because of the manufacturers' lower than anticipated production yields.

Gross profit dollars for the third quarter of 2000 increased approximately $0.5 million or nearly 5.0% to $9.9 million, from $9.4 million in 1999's third quarter. The increase correlates directly to the revenue increase.

Selling, general and administrative expenses, expressed as a percentage of revenue, were 33.0% for the third quarter, as compared to 27.9% for the same period a year ago. This increase largely reflects the Company's aggressive e-commerce implementation strategy. The strategy includes costs such as higher depreciation and amortization charges associated with investments in technology and acquisition of e-community sites in target markets, along with significant advertising and promotional media costs associated with the Company's e-business site (www.mooremedical.com).

Net loss for the third quarter was $(0.6) million, or $(0.18) per share, as compared to net income for the same fiscal quarter last year of $0.8 million, or $0.27 per share.

First Three Quarters
2000 Compared with 1999
-----------------------

For the nine months of 2000 revenues of $92.8 million achieved overall growth of nearly 4% compared with $89.5 million in the nine months period in 1999. The increase continued to be primarily attributable to revenue growth in key specialty practices and e-commerce initiatives. The revenue reflects strong growth in e-commerce revenue by surpassing 1999 total year e-commerce revenue of $1.6 million during the third quarter with e-commerce revenues of nearly $2.9 million through this year's third quarter.

For the first nine months of 2000, the gross profit dollars decreased approximately $0.5 million to $27.7 million, compared to $28.2 million for the same period a year ago. The year to date decrease was primarily attributable to price erosion of pharmaceutical products slightly offset by higher margins associated with greater product diversity in key specialty practices.

Selling, general and administrative expenses during the first nine months of 2000 increased to 31.3% of revenues compared to 29.1% a year ago as a result of the ongoing transformation to a "bricks and clicks" enterprise. The year over year increase can be attributable to higher depreciation and amortization along with significant advertising and promotional media strategies.

Results for the first nine months of 2000 showed a net loss of $(0.7) million or $(0.24) per share compared with net income of $1.7 million or $0.58 per share in the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company ended the third quarter with $4.0 million in cash and short-term investments, a $3.2 million increase from January 1, 2000. Liquidity improvement was the result of net cash provided by operating and financing activities.

The Company's operations provided $4.5 million in cash during the first three quarters of 2000. The primary sources of cash included a $2.8 million decrease in inventory levels and a $3.7 million increase in accounts payable attributable to supply chain management. Non-cash sources included $2.0 million related to depreciation and amortization mainly associated with increased technology investments. The primary uses of cash included $0.7 million of net loss, an increase in accounts receivable of $2.5 million attributable to an increase in net sales, and $0.8 million in other assets and liabilities.

Investing activities used $3.2 million in the first nine months of the year 2000 and included technology purchases of $1.5 million, $1.25 million in connection with the Company's acquisition of a controlling interest in Podiatry Online and $0.4 million for the acquisition of MERGInet Medical Resources. (See Note 3 to financial statements)

Financing activities provided $1.9 million for the nine months ended September 30, 2000, primarily from sales of common stock and for the minimum purchase cost for the remaining minority interests in Podiatry Online.

The Company's previous line of credit expired on March 31, 2000, and management is currently negotiating a proposed loan commitment. Management believes that the proposed loan commitment, once consummated by a definitive loan agreement, will provide adequate funds for the Company's operations. In the interim, until the commitment letter is negotiated and a definitive loan agreement is executed, the

Company had, as of September 30, 2000, $4.0 million cash and cash equivalents to fund its operations in the short term.

FORWARD-LOOKING INFORMATION
---------------------------

From time to time, the Company may make forward-looking statements, that is statements not of past or present fact but of beliefs, expectations or plans for the future. The words "expects", "anticipates", "believes", "seeks", "plans", "estimates", "projects", "intends", and similar expressions identify forward-looking statements. Such statements are qualified by the following discussion of certain factors, which could possibly cause actual results to differ materially from the forward-looking statements:

 .    pressures on revenues resulting, for example, from customer consolidations or changes in customer buying patterns;

 .    reductions in healthcare funding affecting its customers' services or revenues resulting, for example, from changes in legislation or regulations or in HMO, managed care or other insurance programs;

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

 .    changes in supply chain relationships, such as product availability and regulations, decreasing reliance on distributors as manufacturers establish direct internet sales channels to end-users, that could adversely effect the market, supply and flow of products;

 .    rapidly changing technology and customer expectations; increased costs of hosting services; loss of business and costs to business interruptions arising from the Company's e-business platform;

 .    further Internet and infrastructure developments (for example, in high speed data lines and modems);

 .    difficulties in attracting and retaining qualified technical and marketing talent in an economy in which such talent is in short supply and in high demand;

 .    new laws or regulations or government agency policies or positions affecting e-commerce or the distribution of pharmaceuticals or other regulated products, which could increase the cost of doing business or customers' purchase costs (for example, by the introduction of sales taxes to Internet transactions); and

 .    security breaches that could significantly disrupt the Internet network, halt sales, or discourage customers.

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

PART II.      OTHER INFORMATION
              -----------------

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)    Exhibits
                     --------

                     Employment Agreement between                  Exhibit 10.24
                     the Company and Chad A. Roffers,
                     effective September 15, 2000

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

MOORE MEDICAL CORP.
(REGISTRANT)

By:  /s/  Linda M. Autore                   By:  /s/  Susan G. D'Amato
     ------------------------------------        -------------------------------
          Linda M. Autore, President                  Susan G. D'Amato, Vice
          (Chief Executive Officer)                   President of Finance and
          November 14, 2000                           Controller
                                                      (Chief Accounting Officer)
                                                      November 14, 2000