Form 10-K
period 2000-12-30
MOORE MEDICAL CORP
filed 2001-03-30
CIK 74691

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          __________________________

                                  FORM 10 - K
                       FOR ANNUAL AND TRANSITION REPORTS

           [X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 30, 2000

                                      or

           [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

          Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.01 Par Value)                                    American Stock Exchange
Rights to Purchase Series I Junior Preferred Stock               American Stock Exchange
(Title of Each Class)                                  (Name of each exchange on which registered)

--------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. Yes      X     No ________
                                      -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates (i.e. other than identified 5% holders, and holdings attributed to executive officers and directors) of the registrant as of March 2, 2001 was $10,611,059. Determination of affiliate status for such purpose is not a conclusive determination thereof for other purposes.

     Number of shares of Common Stock outstanding (exclusive of 94,596 treasury
shares) as of March 2, 2001:   3,151,443.
--------------------------------------------------------------------------------

                      Documents Incorporated By Reference

The portions of the registrant's proxy statement for its 2001 Annual Meeting of Shareholders referred to in Part III of this report are incorporated by reference. The exhibit index is located on pages 28-30. Total number of pages in the numbered original (including exhibits) is 143.

                          This is page 1 of 32 pages.
================================================================================

                              Moore Medical Corp.
                        2000 Annual Report on Form 10-K

                               Table of Contents

Part I
-----------------------------------------------------------------------------------------------------------------------
Item 1.  Business                                                                                                     3
Item 2.  Properties                                                                                                   8
Item 3.  Legal Proceedings                                                                                            8
Item 4.  Submission of Matters to a Vote of Security Holders                                                          8

Part II
-----------------------------------------------------------------------------------------------------------------------
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                                        8
Item 6.  Selected Financial Data                                                                                      9
Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition                       10
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                              13
Item 8.  Financial Statements and Supplementary Data                                                                 13
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                        26

Part III
-----------------------------------------------------------------------------------------------------------------------
Item 10.  Directors and Executive Officers of the Registrant                                                         27
Item 11.  Executive Compensation                                                                                     27
Item 12.  Security Ownership of Certain Beneficial Owners and Management                                             27
Item 13.  Certain Relationships and Related Transactions                                                             27

Part IV
-----------------------------------------------------------------------------------------------------------------------
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K                                             28

Signatures                                                                                                           31

ITEM 1.  Business

Overview

Moore Medical Corp. is a multi-channel, Internet-enabled marketer and distributor of medical/surgical products and pharmaceuticals. We provide these products to nearly 100,000 health care professionals in non-hospital settings nationwide, including: physicians, podiatrists, surgeons, obstetricians, gynecologists, pediatricians, emergency medical technicians, medical departments at industrial sites, municipalities, university and school health services, correctional facilities and other specialty practice communities. We market and serve our customers through the Internet, direct mail, industry specialized telephone support representatives, and key opportunity sales representatives. Moore Medical's direct marketing and distribution business has more than fifty years of operating experience.

Moore Medical's Mission & Key Initiatives

Moore Medical's mission is to provide health care professionals with the supplies, tools and resources they need to improve the wellness of their patients and to save lives. We seek to achieve this goal by maintaining a reliable customer support infrastructure, implementing vigorous supply chain initiatives, and remaining dedicated to continuous improvement throughout the organization. Following are three key initiatives that are fundamental to all of our business activities and that enable us to develop solutions that will meet our customers' needs in a cost-efficient, innovative manner:

1. Maintain a strong customer focus. The customer is the focal point of our supply chain strategies, and we strive to solve complex customer problems with innovative and easy-to-use solutions. For example, our Customer Advisory Council and ongoing surveys enable customers to share their views and suggestions on how to improve their customer experience.

2. Provide a multi-channel direct marketing experience. We adopted a strategy in 1999 and updated it in 2000 to transform our business from an off-line-only model relying on catalogs, telesales, and key opportunity and field representatives, to a multi-channeled enabled model. Our strategy is three-fold: a) to increase our revenues and improve our operating results by attracting new customers and migrating existing customers to our web site; b) to continue offering quality catalogs and collateral, print and pictorial materials to customers who prefer to make product selections and order offline; and c) to build our customer base in specialized professional practice communities, including through the use of an affiliate network of online professional associations.

3. Strive for continuous improvement across the organization. In order to meet our quality improvement objectives, we contracted with Werner Consulting, LLC, Madison, Connecticut, a top-rated management consulting firm, to work with us to identify potential improvement opportunities and create an action plan for process improvement.

Health Care Products Distribution Industry/Competition

Industry:  Current statistics from Hoover Online, an informational business
--------
network, report the $1 trillion health care industry is the largest segment of the U.S. economy, representing 14% of Gross Domestic Product (GDP). About $35 billion is spent annually on medical/surgical supplies. There are three primary types of purchasers of medical supplies: hospitals, large Integrated Delivery Networks (IDNs) and Independent Physician Associations (IPAs). Moore distributes its products to IPAs, individual physicians' offices and clinics, and emerging medical providers.

The total physician market for these products is approximately $5 billion, per current HIDA (Health Industry Distributors Association) statistics. The physician supply market is quite fragmented: the four leading distributors control only 40% of the market. Most manufacturers will not sell directly to health care practitioners in non-hospital settings. Likewise, most health care practitioners/practices prefer to purchase from a few distributors rather than from hundreds of manufacturers. Customers find it efficient and convenient to rely on these distributors for product availability, competitive prices, prompt delivery and other services.

Over the last year and a half, Moore Medical has focused on applying Internet technology to our growth plans for distribution and fulfillment as well as marketing. While many businesses in and out of our industry chose to abandon their core infrastructure to concentrate solely on e-commerce, our assessment of the marketplace indicated that we should maintain a multi-channel focus. This logical evolution from "brick and mortar" to "brick and click" has enabled us to remain true to those customers not yet ready for e-commerce, or who simply prefer other means of communication such as by phone, fax or in person.

Competition: The trend of health care product distributor consolidations
-----------
continues in an effort to realize economies of scale. Our competitors are large national distributors, regional distributors and local distributors. Some primarily use direct mail and telemarketing, some rely on the Internet, and others make sales and deliveries to their customers with a dedicated sales force and a fleet of distributor-operated delivery vehicles.

Generally, we compete with other distributors on breadth of product line, brand recognition, delivery speed, price, order completion rates, and other value-added customer service factors. As more health care practices consolidate, we expect that a growing number of large customers will require their distributor to reliably service many delivery locations in different regions across the country. By providing a multi-channel distribution network, we expect that we will be able to meet the needs of our present and prospective customers.

Marketing & Distribution

Marketing: Moore Medical conducts business-to-business marketing of its medical,
---------
surgical and pharmaceutical products to existing and prospective customers nationwide. The Company employs various marketing vehicles and channels to reach its target market, including: direct mail catalogs, flyers and letters; e-marketing initiatives (including e-mail campaigns and web site promotions); a toll-free customer support center which takes inbound calls for ordering and requesting catalogs and provides product information; and outbound specialty practice sales representatives. The Company considers direct marketing to be one of its core competencies.

An in-house creative department designs and produces marketing collateral, product packaging, web graphics, special offer coupons and trade show booth graphics. Marketing materials are mailed throughout the year, utilizing a schedule based on historic results and market segment buying patterns. In the third quarter of 2000, an Internet-focused catalog (designed to teach customers how to order through mooremedical.com) was produced and mailed to prospective customers. And in the fourth quarter of 2000, we created a new design template and color palette for our catalog and other marketing materials to provide a more professional and consistent look to support our corporate brand.

Distribution: The Company distributes its products throughout the United States
------------
and U.S. territories from its four distribution centers in Connecticut, Florida, Illinois and California. The distribution network has been designed with the objectives of delivering a completely satisfying purchasing experience to the customer, providing broader second-day delivery coverage, and minimizing inventory and transportation costs. We provide consistent, time-sensitive and high-quality order fulfillment services through sophisticated product allocation strategies, maintaining high standards of accuracy and fulfillment.

Customer orders enter the enterprise resource planning (ERP) system via our web site, our market-specific sales representatives, or our customer support center. Order fulfillment is completed the same business day when the order is received by 4:00 p.m. United Parcel Services (UPS) is our preferred carrier and we enjoy national account status. UPS delivers over 90% of our package volume, with over 99% of orders filled to completion the same business day. With our national coverage, nearly 90% of our customers receive delivery within two business days.

Moore Medical's customer community based e-business site went live on May 30, 2000. Our continuing commitment to e-commerce is fundamental to our strategy, and our goal is to rapidly grow the size and revenue of the Company through continued web enablement of customers and employees (e.g. through increased use of the Company's intranet), while maintaining our multi-channel commitment. E-commerce is, in fact, steadily growing in acceptance among our customer base; in 2000, 4% (7% in fourth quarter) of Moore Medical's commerce was conducted over the Internet, and this percentage is projected to rise to 10% of 2001's revenue.

We are benchmarking our service and fulfillment performance against a system of Perfect Order Metrics, which is the percentage of orders shipped complete, on-time, from customer's assigned primary shipping warehouse and received by the customer error free. We have also implemented a process mapping method to identify every one of the individual steps involved in taking and fulfilling an order, with a goal toward streamlining and/or eliminating steps to make the process flow more efficiently.

Product Line/Suppliers

Moore Medical's product line consists of over 10,000 of the most popular medical/surgical supplies and pharmaceutical products, encompassing a broad and diversified selection. Over 7,500 stock keeping units (SKUs) are carried in stock. We are one of the few distributors of medical/surgical products to non-hospital health care practitioners who also offer pharmaceuticals. Although many of our products are consumables and disposables, we also sell medical/surgical equipment such as the new portable AED's (Automated External Defibrillators) and other diagnostic tools. In 2000, we also began distributing basic office supplies and stationery products.

We purchase our products primarily from manufacturers and to a lesser extent from other distributers and do not manufacture or assemble any products except for the assembly of medical and first aid kits. We maintain insurance coverage against potential losses due to product liability claims and we believe such coverage is adequate. In 2000, our largest product suppliers were 3M, Allied Healthcare Products, Inc., Aventis Pasteur, Banta Healthcare Products, Inc., Graham-Field Surgical Co., Johnson & Johnson Healthcare System, Laerdal Medical Corp., Microflex, SmithKline Beecham and Welch Allyn. We have several competing sources for many medical/surgical supplies and pharmaceuticals. Sales of products from our largest supplier in 2000 accounted for less than 5% of total sales. The pharmaceutical market continues to introduce alternative products affecting the product acquisition costs and obtainable margins.

Our purchasing team also has ready access to several hundred additional industry manufacturers and suppliers, enabling us to meet customers' special requirements. We do not have any significant long-term purchase commitments with our suppliers, nor do we have any exclusive product rights, although we have preferred supplier status in a number of vertical markets and online health care communities for particular product offerings.

Customers

Typically, our customers order an average of five to six times a year, though some specialties order more frequently and order size may vary significantly from one specialty to another. Our customers are always the focal point of our supply chain strategies, and we strive to provide value-added services to the health care specialties we serve. For example, approximately 8,000 of the 12,000 active podiatrists in the United States are our customers. In order to better serve this specialty practice community, in June 2000, we acquired 51% of the outstanding shares of capital stock of Podiatry Online, a Florida-based Internet magazine serving 4,200 podiatrists for over four years. In addition, to meet the needs of our emergency medical services customers, in July 2000, we acquired 100% of the assets of MERGInet Medical Resources, the premier Internet magazine and the largest Internet resource for emergency medical services (EMS) and emergency medical professionals. We chose these sites based on their ability to provide content and services to the communities they serve and for their reputation of dedication to their professional communities.

Moore Medical has also formed a number of Internet alliances in order to extend our marketing resources, demonstrate our multi-channel direct marketing strategy, help new customers find us more easily and encourage existing customers to choose us more frequently. Types of Internet alliances include strategic partnerships, advertising sponsorships, preferred affiliates (collaborative joint marketing) and Internet affiliates. These alliances are designed to enable us to grow our revenue by linking sales from the affiliate's web site to mooremedical.com, encouraging direct sales through mooremedical.com, and establishing pre-conditioned sales through our customer support center.

In order to keep abreast of the needs of the customer communities we serve, we have established a Customer Advisory Council through which customers can share their views on Moore Medical's support, service, products, terms, pricing and delivery, and make suggestions on ways to improve their customer experience.
The Council was also instrumental in assisting us in the development of our web site. We have recently expanded the Customer Advisory Council to include ongoing participation by the customer community. To this end, we distribute regularly scheduled questionnaires and surveys to gain feedback on potential web site redesign, meaningful promotions and other enhancements.

Sales Force

Our sales efforts are designed to establish and strengthen our customers' allegiance to us through frequent direct marketing contact, supported by our inbound customer support representatives and outbound specialty-specific representatives. In 2000, our sales force consisted of market-specific outbound sales representatives, key opportunity sales representatives, national account
representatives and inbound customer support representatives.   We intend to
strengthen our national accounts program in 2001 in order to attract and retain large national customers. For example, we have recently hired a Vice President of Strategic Sales, with a strong track record in multi-million dollar contract wins, who plans to raise the bar for our performance.

With the launch of our online catalog and fully integrated web site, all sales staff have been trained on the functionality of the web site in order to encourage customers who prefer to move into online ordering. We also have a team of dedicated Net Agents who facilitate live, online chats with customers to assist with a variety of sales-focused issues.

By concentrating on our multi-channel capabilities, Moore Medical ensures that no matter how our customers prefer to conduct business with us, our sales personnel can meet their health care supply requirements.

Regulation

The health care delivery industry in the United States continues to be under intensive scrutiny as a result of a wide variety of political, economic and regulatory influences. Because of uncertainty regarding the ultimate features of any future reform initiatives, the Company cannot predict the impact such proposals, should they be adopted, will have on its business.

Moore Medical's business is subject to regulation under various local, state, and federal laws governing the sale, marketing, packaging and distribution of prescription drugs, including controlled substances, regulated chemicals and medical devices, as well as licensing requirements.

Each of our distribution centers is registered with the Drug Enforcement Agency and as a wholesale distributor of prescription drugs and devices in each state that requires registration and/or licensure. In addition, we are registered with the Food and Drug Administration as a Drug Establishment and as a Device Establishment.

We are mandated by the Prescription Drug Marketing Act of 1987 and the Controlled Substance Act to validate our customers for purchases of regulated products. We require documentary evidence of our customers' regulatory authority to purchase regulated products and we are in material compliance with applicable federal and state statutes which protect against the diversion of those products. We maintain extremely tight standards and ensure that every transaction constitutes a legal sale prior to shipping.

In our capacity as a distributor of prescription pharmaceuticals, the Company is also subject to Medicare, Medicaid and state health care fraud, abuse and anti-kickback laws and regulations.

In order to remain current with the regulatory environment, Moore Medical employs an in-house pharmacist who serves as Manager of Regulatory Affairs as well as President of the Connecticut Pharmacists' Association. This individual is responsible for monitoring all pharmaceutical sales for compliance with state and federal regulations as well as with Company policy. He works closely with the U.S. Drug Enforcement Agency to help spot potential abuses, and serves as a source of information for our customers regarding regulations and recalls.

Information Systems

Moore Medical continues to invest in the technology, processes and infrastructure that will make it more competitive as a multi-channel direct marketer and distributor of medical supplies. Following a year of implementation experience with an ERP system, the Company is beginning to more fully realize the benefits of these investments, including the elimination of manual process jobs and the consolidation of some functions.

For 2000, the primary focus of the Company was to continue to invest in technologies and e-commerce initiatives. With that, the Company invested approximately $1.5 million in capital expenditures related to the information systems group transitioning Moore Medical's web site from a transaction storefront site to a fully integrated e-business site. On May 30, 2000, this was accomplished utilizing a mechanism to electronically send order information, new customer information, and changes in customer information from the site to the JD Edwards ERP computer system. An "Advance Ship Notice" e-mail system has also been put in place, which e-mails shipping confirmation to customers once product has left the distribution center. In conjunction with the web site transition, Moore Medical's Information Systems department designed and implemented a web-enabled intranet site. The intranet is utilized to consolidate and facilitate communications across all areas of the business and to encourage all employees to become proficient in the use of technology.

Employees

We continue to hire individuals with the specific skills that complement our corporate growth strategy, and leverage current and future technological advances.

As of December 30, 2000, the Company had 305 full-time employees and 15 part-time employees in four locations, none of whom had collective bargaining agreements. Overall, the Company considers its employee relations to be good.

ITEM 2.  Properties

The Company owns no real property and it leases all its operating facilities. Its distribution centers are located in New Britain, Connecticut (92,000 square feet), Jacksonville, Florida (60,000 square feet), Lemont, Illinois (58,000 square feet), and Visalia, California (51,000 square feet). The Company believes that its properties are generally in good condition.

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

ITEM 3.  Legal Proceedings

As of the date of this document there are no material legal proceedings which are material to the financial position, results of operations or cashflow of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders during the fiscal fourth quarter of 2000.

Executive Officers of the Registrant

The following table shows our current executive officers and their areas of responsibility:

Name                              Age                      Position
----                              ---                      --------
Linda M. Autore                   50         President and Chief Executive Officer
Chad A. Roffers                   30         Senior Executive Vice President Sales, Marketing and E
                                             business
James R. Simpson                  50         Executive Vice President and Chief Financial Officer
Jerry Flasz                       40         Executive Vice President and Chief Technology Officer

Kenneth S. Kollmeyer served as Executive Vice President of Operations until March 2, 2001.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is listed on the American Stock Exchange (trading symbol "MMD"). The following sets forth, for each quarter since the beginning of 1999 the high and low sale prices of the common stock on the American Stock Exchange Composite Tape.

                                                    2000                                      1999
                                   --------------------------------------     -------------------------------------
Quarters:                                   High               Low                     High               Low
                                            ----               ---                     ----               ---
First........................             $ 13.063           $ 9.313                  $ 13.875        $ 10.500
Second.......................               11.625             6.000                    12.625           9.500
Third........................                8.375             5.125                    14.875           7.375
Fourth.......................                7.625             3.875                    10.688           7.000

The high and low sale prices of the common stock on March 2, 2001 were $7.830 and $7.500, respectively. The estimated number of holders (including estimated beneficial holders) of the Company's common stock as of March 2, 2001 was approximately 1,100.

The Company has paid no cash dividends and has no plans to do so in the foreseeable future. Its loan agreement contains restrictions on dividend payments.

ITEM 6.  Selected Financial Data

----------------------------------------------------------------------------------------------------------------------------------
Amounts in thousands, except per share data            2000                  1999            1998           1997           1996
----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS

Net sales                                           $ 123,555             $ 118,454       $ 120,846      $ 288,513      $ 286,349

Cost of products sold                                  86,712                81,573          83,143        249,451        243,949
                                                    ---------             ---------       ---------      ---------      ---------
Gross profit                                           36,843                36,881          37,703         39,062         42,400

Selling, general and administrative
     expenses                                          43,039                34,465          33,326         41,857         41,481
                                                    ---------             ---------       ---------      ---------      ---------
Operating (loss) income                                (6,196)                2,416           4,377         (2,795)           919

Interest (income) expense, net                           (228)                   (8)            (82)         1,898          1,813
                                                    ---------             ---------       ---------      ---------      ---------
(Loss) income before income taxes                      (5,968)                2,424           4,459         (4,693)          (894)

Income tax (benefit) provision                         (1,432)                  572           1,650         (1,772)          (329)
                                                    ---------             ---------       ---------      ---------      ---------

Net (loss) income                                   $  (4,536)            $   1,852       $   2,809      $  (2,921)     $    (565)
                                                    =========             =========       =========      =========      =========

Basic net (loss) income per share                   $   (1.49)            $    0.63       $    0.96      $   (1.00)     $   (0.19)

Diluted net (loss) income per share                 $   (1.49)            $    0.63       $    0.95      $   (1.00)     $   (0.19)

Basic weighted average shares outstanding               3,050                 2,939           2,932          2,921          2,910

Diluted weighted average shares outstanding             3,052                 2,943           2,949          2,923          2,921

BALANCE SHEET DATA

Working capital                                     $  19,781             $  18,508       $  18,521      $  20,142      $  42,985

Total assets                                        $  45,129             $  41,966       $  38,481      $  39,203      $  81,541

Debt                                                $   5,208             $       -       $       -      $   1,512      $  22,726

Shareholders' equity                                $  24,358             $  27,450       $  25,553      $  22,623      $  25,376

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

2000 Compared with 1999

Revenue for fiscal 2000 was $123.6 million, compared to $118.5 million in fiscal 1999, representing growth of 4%, which was primarily volume driven. The Company distributes their products through such communities as health care professionals in non-hospital settings, emergency medical technicians, medical departments at industrial sites, municipalities, educational and correctional facilities and other specialty practice communities as well as other resale distributors. The Company's growth reflected strength in key communities, including a 28.5% increase in the reseller community, as well as an 8.2% increase in our public community, and a 5.5% increase in our EMS community. Results for fiscal 2000 were significantly affected by a one-time charge of $2.5 million, reflected in selling, general and administrative expenses or ($.79) per share, related to a matter the Company settled with the U.S. Government in the fourth quarter. Earnings per share decreased to ($1.49) from $0.63 a year ago. 2000 earnings per share would have been ($0.70) without giving effect to the one-time charge from $0.63 a year ago.

Gross profit margins were almost 30% for the year, which was marginally lower than in the prior year. This was primarily due to the increased volume in the reseller community, which typically reflects lower margins.

Selling, general and administrative expenses increased to 34.8% of revenue as compared to 29.1% in the prior year. These expenses included incremental costs such as higher depreciation and amortization due to investments in technology, increased advertising and promotional costs associated with media initiatives, and outside consulting costs associated with the transformation to a "bricks and clicks" enterprise. The Company believes the existing cost structure is adequate to support future growth.

Interest income was $0.2 million in 2000, an increase of over 100% from the prior year. The increase was due to the Company maintaining favorable cash investments for eleven months of the year.

The effective income tax provision rate of 24% was lower than the federal statutory tax rate due primarily to a net income tax benefit from the settlement of the government contract.

1999 Compared with 1998

Net sales for the year declined 2% to $118.5 million from $120.8 million in the prior year. Net income for the year decreased to $1.9 million compared with $2.8 million. Earnings per share decreased to $.63 from $.96 a year ago. The 1999 decrease in sales and net income is attributable to installation and implementation of the ERP system, which is designed to enable Moore Medical to utilize advanced technologies to provide greater responsiveness to our customers' needs. We lost no sales days as a result of the implementation. However, the transition did adversely impact our day-to-day sales operations, as customers experienced some delays in reaching customer support representatives. The transition, whose impact on revenues and income cannot be quantified, was completed in 1999. The 1999 results follow five year record earnings in 1998, which benefited from non-recurring inventory disposition sales in our discontinued wholesale drug distribution business which was disposed of in 1997.

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

Liquidity and Capital Resources

At December 30, 2000, the Company's cash and cash equivalents totaled $5.2 million, a $4.5 million increase from January 1, 2000. The Company's operations provided $1.4 million during the fiscal year 2000 compared to $2.5 million and $9.6 million in 1999 and 1998, respectively. In 2000, primary components of cash from operations were net income adjustments made from non-cash expenses such as depreciation and the changes in working capital. The source of working capital resulted from a reduction of inventory levels of $4.7 million due to improved inventory turns, and an increase in accounts payable, partially offset by an $0.8 million increase in trade receivables that is consistent with the Company's revenue growth. Additionally, a reclassification of $2.0 million from current liabilities to long term notes payable related to the settlement of a legal matter in 2000. In 1999, operating activities generated cash sources of $5.8 million of which $3.9 million was from net non-cash elements in earnings, partially offset by a use of $2.9 million in working capital. In 1998, the net cash from operating activities was primarily attributed to a $5.8 million decrease in accounts receivable as a result of the withdrawal from the wholesale business.

Investing activities used $3.5 million during the year 2000 compared to $5.3 million and $4.8 million in 1999 and 1998, respectively. The primary use of cash for investing was strategic acquisitions in key communities. The Company used $1.25 million to acquire a controlling interest in Podiatry Online and $0.4 million to acquire MERGInet Medical Resources. The Company also purchased $1.6 million in equipment and software as a result of the company's ongoing investment in multi-channeled marketing and e-commerce initiatives. The $5.3 million in 1999 was used for capital expenditures, primarily in technology such as the remaining investment of the ERP system as well as e-commerce initiatives. In 1998, approximately $4.5 million of the $4.8 million in capital expenditure related to the initial implementation to the new ERP system.

Financing activities provided $6.7 million during 2000, compared to zero in 1999 and $1.4 million used in 1998. In 2000, $5.2 million was primarily attributed to an increase in long term notes payable relating to a settlement of a legal matter and the minimum purchase cost for the remaining minority interest in Podiatry Online. The Company also received $1.0 million in proceeds from the sale of treasury stock. The Company was able to satisfy its cash requirements in 1999 without using its line of credit, but used $1.5 million from a line of credit in 1998.

As the business grows, the Company believes that the funding needs for our operating working capital and investments will continue to be met through cashflow from operations and financing under our line of credit. On January 26, 2001, the Company entered into a three-year bank financing agreement which will provide up to $15 million in a revolving credit line. The credit line provides the Company with the latitude it needs to implement strategic initiatives as they arise. Our business continues not to be materially impacted by seasonal factors. The Company believes it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements.

Forward-Looking Information

From time to time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Forward-looking statements may be included in, but, not limited to, press releases, oral statements made by or with the approval of an authorized executive officer, or in this report or other filings made by the Company with the Securities and Exchange Commission. The words or phrases "trend," "expects," "grow," "will," "could," "likely result," "transform," "planned," "continued," "anticipated," "estimated," "believes," "continuing," "considers," "may be," "assessed," "contingency," "projected," "scheduled," "could have," "intended," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the said Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following important factors that could cause actual results to differ materially from such forward-looking statements:

 . we could be adversely affected if our strategy to transform ourselves to a multi-channel e-commerce enabled business does not generate adequate revenues and income;

 . we have had limited experience as an online marketer and there may be developments which affect us which we may not foresee;

 . period-to-period comparisons of our financial results are not necessarily meaningful;

 .  our common stock has been volatile;

 . our web sites have had disruption, and if we do not continue with our present hosting service we may become subject to host-transfer costs and disruptions;

 .  we are subject to online security breach risks;

 . we may not be able to keep up with rapidly changing technological and Internet developments;

 .  we may have difficulties in attracting and retaining qualified personnel;

 .  we are subject to online credit card fraud risks;

 .  our internal systems are located in a single facility;

 .  intellectual property claims against us can be costly;

 .  we may become subject to additional governmental regulation of the Internet;

 .  contracting-out functions have risks;

 .  we may be subject to new sales tax collection obligations;

 . we have intense competition in health care products distribution, for example, from distributor consolidations, new online entrants or pricing pressures from larger distributors able to benefit from economies of scale or other operating efficiencies;

 . we have pressures on revenues resulting, for example, from customer consolidations or changes in customer buying patterns;

 .  changes in the availability or saleability of products could affect us;

 . our operations are subject to governmental regulation, for example, reductions in healthcare funding affecting its customers' services or revenues;

 . we may face disruptions in or cost increases for services or systems on which the Company is dependent, such as by truckers in deliveries from its suppliers, by UPS or other common carriers in deliveries to its customers, by its catalog printers or in telecommunications services, or relating to its computer systems; and

 . our change of control provisions may also discourage third party offers to acquire us.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

We have no material market risk exposure associated with activities in derivative financial statements, other financial instruments, or derivative
commodity instruments.   The Company does not expect changes in interest rates
to have a material effect on income or cash flows in fiscal 2001, although there can be no assurances that interest rates will not significantly change.

ITEM 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as part of this Annual Report as indicated in the index to Financial Statements and Financial Statement Schedule appearing on page 14.

                              MOORE MEDICAL CORP.


                         INDEX TO FINANCIAL STATEMENTS

                       AND FINANCIAL STATEMENT SCHEDULE

                                                                                     Page No.
Report of Independent Accountants                                                       15

Balance Sheets at the end of years 2000 and 1999                                        16

Statements of Operations for the years 2000, 1999 and 1998                              17

Statements of Cash Flows for the years 2000, 1999 and 1998                              18

Notes to Financial Statements                                                          19-26

Financial Statement Schedule II - Valuation and Qualifying Accounts                     32
for the years ended 2000, 1999 and 1998

                       Report of Independent Accountants



To the Board of Directors and Shareholders of Moore Medical Corp.


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Moore Medical Corp. and its subsidiary at December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
------------------------------

PricewaterhouseCoopers LLP

Hartford, Connecticut
February 25, 2001

MOORE MEDICAL CORP.

Balance Sheets at End of Years

----------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except par value)                                           2000                1999
----------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash............................................................              $  5,233            $    744
        Accounts receivable, less allowances
         of $201 and $200..........................................                12,326              11,488
        Inventories................................................                 9,554              14,242
        Prepaid expenses and other current assets..................                 2,152               1,852
        Deferred income taxes......................................                 3,692               2,330
                                                                                 --------            --------
          Total Current Assets.....................................                32,957              30,656
                                                                                 --------            --------

Noncurrent Assets
        Equipment and leasehold improvements, net..................                 9,672              10,641
        Other assets...............................................                 2,500                 669
                                                                                 --------            --------
          Total Noncurrent Assets..................................                12,172              11,310
                                                                                 --------            --------
                                                                                 $ 45,129            $ 41,966
                                                                                 ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable...........................................              $ 10,192            $  7,483
        Accrued expenses...........................................                 2,984               4,665
                                                                                 --------            --------
          Total Current Liabilities................................                13,176              12,148
                                                                                 --------            --------

Deferred Income Taxes..............................................                 2,387               2,368

Long Term Notes Payable............................................                 5,208                   -

Shareholders' Equity
        Preferred stock, no shares outstanding.....................                     -                   -
        Common stock-$.01 par value;
        Shares authorized - 10,000 and 5,000
        Shares issued - 3,246 .....................................                    32                  33
        Capital in excess of par value.............................                21,700              21,675
        Retained earnings..........................................                 3,913               8,449
                                                                                 --------            --------
                                                                                   25,645              30,157
        Less treasury shares, at cost, 145 and 305 shares..........               ( 1,287)            ( 2,707)
                                                                                 --------            --------
          Total Shareholders' Equity...............................                24,358              27,450
                                                                                 --------            --------
                                                                                 $ 45,129            $ 41,966
                                                                                 ========            ========

________________________________________________________________________________

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


Statements of Operations for the Years

------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share data)                                  2000             1999              1998
------------------------------------------------------------------------------------------------------------------------
Net sales........................................................          $123,555         $118,454          $120,846

Cost of products sold............................................            86,712           81,573            83,143
                                                                           --------         --------          --------

Gross profit.....................................................            36,843           36,881            37,703

Selling, general and administrative expenses.....................            43,039           34,465            33,326
                                                                           --------         --------          --------

Operating (loss) income..........................................            (6,196)           2,416             4,377

Interest (income), net...........................................              (228)              (8)              (82)
                                                                           --------         --------          --------


(Loss) income before income taxes................................            (5,968)           2,424             4,459

Income tax (benefit) provision...................................            (1,432)             572             1,650
                                                                           --------         --------          --------

Net (loss) income................................................          $ (4,536)        $  1,852          $  2,809
                                                                           ========         ========          ========

Basic net (loss) income per share................................          $  (1.49)        $   0.63          $   0.96

Diluted net (loss) income per share..............................          $  (1.49)        $   0.63          $   0.95

________________________________________________________________________________

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.


Statements of Cash Flows for the Years


------------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands)                                                      2000                 1999                  1998
------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net (loss) income...........................................          $   (4,536)          $    1,852            $    2,809
Adjustments to reconcile net (loss) income to net cash
 flows provided by (used in) operating activities:
    Depreciation and amortization...........................               2,641                1,733                 1,251
    Deferred income taxes...................................              (1,343)               2,170                 1,008
    Other...................................................                  30                 (307)                  334
    Changes in operating assets and liabilities
       Accounts receivable..................................                (838)              (2,103)                5,827
       Inventories..........................................               4,688                 (558)                 (268)
       Other current assets.................................                (300)                 140                   968
       Accounts payable.....................................               2,709                2,062                (3,632)
       Other current liabilities............................              (1,681)              (2,474)                1,338
                                                                      ----------           ----------            ----------

Net cash flows provided by operating activities. ...........               1,370                2,515                 9,635
                                                                      ----------           ----------            ----------

Cash Flows From Investing Activities
Equipment and leasehold improvements acquired...............              (1,599)              (5,336)               (4,778)
Acquisition of                                                            (1,934)                   -                     -
business...........................................                   ----------           ----------            ----------

Net cashflows (used in) investing activities................              (3,533)              (5,336)               (4,778)
                                                                      ----------           ----------            ----------

Cash Flows From Financing Activities
Revolving credit financing decrease, net....................                   -                    -                (1,512)
Sale of treasury                                                           1,444                   45                   121
stock.......................................................
Long term notes                                                            5,208                    -                     -
payable........................................                       ----------           ----------            ----------

Net cash flows provided by (used in) financing
activities..................................................               6,652                   45                (1,391)
                                                                      ----------           ----------            ----------

Increase (decrease) in cash.................................               4,489               (2,766)                3,466
Cash at the beginning of year...............................                 744                3,520                    54
                                                                      ----------           ----------            ----------

Cash At End Of Year.........................................          $    5,233           $      744            $    3,520
                                                                      ==========           ==========            ==========

________________________________________________________________________________

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

Notes to Financial Statements



Note 1 - Summary of Significant Accounting Policies

General - Moore Medical Corp. is a multi-channel, Internet-enabled marketer and distributor of medical/surgical products and pharmaceuticals. We provide these products to nearly 100,000 health care professionals in non-hospital settings nationwide, including: physicians, podiatrists, surgeons, obstetricians, gynecologists, pediatricians, emergency medical technicians, medical departments at industrial sites, municipalities, university and school health services and correctional facilities and other specialty practice communities. We market and serve our customers through the Internet, direct mail, industry specialized telephone support representatives, and key opportunity sales representatives. Moore Medical's direct marketing and distribution business has more than fifty years of operating experience.

Fiscal Year - The Company's fiscal year ends on the Saturday closest to December
31. The fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 were comprised of 52 weeks in 2000, 1999 and 1998.

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

Advertising - The cost of direct response catalog advertising is deferred and amortized over the period of expected revenues. Direct response catalog advertising consists primarily of catalog production expenses and related postage costs. Catalogs are effective for varying time periods but the largest catalogs are generally effective for less than a year. At December 30, 2000 and January 1, 2000, $639,000 and $669,000, respectively, of direct response catalog advertising expenses were deferred. Catalog advertising expense totaled $4,527,000, $2,485,000 and $2,881,000 in 2000, 1999 and 1998, respectively.

Income Taxes - The liability method is used to calculate deferred income taxes. Under this method, deferred income tax assets and liabilities are recognized on temporary differences between the financial statement and tax bases of assets and liabilities, using applicable tax rates, and on tax carryforwards.

Basic and Diluted Net Income (Loss) Per Share - Basic earnings per share computations are determined based on the weighted average number of shares outstanding during the period. The effect of the exercise and conversion of all diluted securities, including stock options are included in the diluted earnings per share calculation.

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

Note 2 - Income Taxes

The income tax (benefit) provision consists of the following:

-------------------------------------------------------------------------------------------------------------
Amounts in thousands                                       2000                1999               1998
-------------------------------------------------------------------------------------------------------------
Current
 Federal                                                 $    (94)           $ (1,554)          $    625
 State                                                          5                 (44)                17
                                                         --------            --------           --------
      Total current                                           (89)             (1,598)               642
                                                         --------            --------           --------
Deferred                                                   (1,343)              2,170              1,008
                                                         --------            --------           --------
      Total (benefit) provision                          $ (1,432)           $    572           $  1,650
                                                         ========            ========           ========

A reconciliation of the statutory federal income tax rate and the effective income tax rate as a percentage of pretax income is as follows:

---------------------------------------------------------------------------------------------------------------
                                                               2000                 1999               1998
---------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                              34.0%                34.0%              34.0%
State income taxes, net of federal tax benefit                  2.7                  3.8                3.8
Valuation allowance                                            (1.5)                 2.8               (2.2)
Other - net                                                   (11.2)               (17.0)               1.4
                                                              -----                -----               ----
Effective income tax rate                                      24.0%                23.6%              37.0%
                                                              =====                =====               ====

The effective income tax provision rate of 24.0% was lower than the federal statutory tax rate due primarily to a net income tax benefit of 12.5% from the settlement of the government contract. The effective income tax provision of 23.6% in 1999 included an income tax benefit of $0.3 million or 12% recorded from a favorable settlement of a tax matter relating to 1998.

Deferred income tax assets and liabilities at the end of each year consist of the tax effects of temporary differences related to the following:

----------------------------------------------------------------------------------------------
Amounts in thousands                                               2000               1999
----------------------------------------------------------------------------------------------
Allowance for doubtful accounts                                  $   249            $   360
Inventories                                                          734                463
Accrued expenses                                                   1,368              1,216
Other                                                              1,816                209
                                                                 -------            -------
     Deferred Tax Assets                                           4,167              2,248
                                                                 -------            -------

Accumulated depreciation/amortization                             (2,513)            (1,937)
Prepaid pension expense                                             (350)              (350)
                                                                 -------            -------
     Deferred Tax Liabilities                                     (2,863)            (2,287)
                                                                 -------            -------
                                                                 $ 1,304            $   (39)
                                                                 =======            =======

Income tax payments totaled $31,000, $1,004,000 and $1,091,000 in 2000, 1999 and
1998, respectively.

Note 3 - Equipment and Leasehold Improvements

Equipment, leasehold improvements and accumulated depreciation are summarized as follows:

----------------------------------------------------------------------------------------------
Amounts in thousands                                           2000                 1999
----------------------------------------------------------------------------------------------
Equipment                                                    $  6,048             $  6,030
Computer equipment and software                                15,558               13,995
Leasehold improvements                                          3,214                3,196
                                                             --------             --------
                                                               24,820               23,221
Less accumulated depreciation                                 (15,148)             (12,580)
                                                             --------             --------
                                                             $  9,672             $ 10,641
                                                             ========             ========

Note 4 - Revolving Credit Financing

On January 26, 2001, the Company entered into a secured bank financing agreement which provides up to $15 million revolving line of credit through January 26, 2004. Interest on loans is charged at the prime rate or, at the option of the Company, at the LIBOR rate plus a margin ranging from 0% to 2.75% depending on the financial leverage of the Company. In addition, the Company pays a commitment fee on the unused line of credit. The Company previously had an unsecured bank financing agreement which provided up to $10 million revolving line of credit which ended on March 31, 2000.

----------------------------------------------------------------------------------------------------------------
Amounts in thousands                                         2000                 1999               1998
----------------------------------------------------------------------------------------------------------------
Borrowings
       Average                                              $  10               $  545             $  149
       Maximum                                              $ 361               $2,661             $1,859
Weighted daily average interest rate
       For the year                                           1.6%                 8.1%               0.0%
       At year end                                            0.0%                 0.0%               0.0%

Cash payments for interest on revolving credit financing totaled $1,000, $44,000, and $55,000 in 2000, 1999 and 1998, respectively.

Note 5 - Employee Benefits

All employees meeting eligibility requirements participate in the Company's defined benefit pension plan under which pension benefits are based on the employee's highest consecutive five year average annual compensation. The Company's funding policy is to comply with the minimum funding requirements set by the Employee Retirement Income Security Act of 1974 (ERISA).

Pension disclosure requirements of Financial Accounting Standards No. 132:

--------------------------------------------------------------------------------------------------------------------
Amounts in thousands                                               2000                 1999             1998
--------------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation

Benefit obligation at beginning of year                         $    3,722           $    3,670       $    3,467
Service cost                                                           342                  327              333
Interest cost                                                          279                  275              260
Actuarial gain                                                         191                  262              317
Benefits paid                                                         (557)                (812)            (707)
                                                                ----------           ----------       ----------
Benefit obligation at end of year                               $    3,977           $    3,722       $    3,670
                                                                ==========           ==========       ==========

Change in plan assets

Fair value of plan assets at beginning of year                  $    5,218           $    4,840       $    4,865
Actual return on plan assets                                            15                1,061              682
Employer contribution                                                  149                  129                -
Benefits paid                                                         (557)                (812)            (707)
                                                                ----------           ----------       ----------
Fair value of plan assets at end of year                        $    4,825           $    5,218       $    4,840
                                                                ==========           ==========       ==========

Funded Status                                                   $      847           $    1,497       $    1,170
Unrecognized net actuarial gain (loss)                                  34                 (613)            (314)
Unrecognized prior service cost                                         32                   37               41
Unrecognized transition cost                                             -                   12               25
                                                                ----------           ----------       ----------
Prepaid benefit cost                                            $      913           $      933       $      922
                                                                ==========           ==========       ==========

Weighted-Average Assumptions as of Period
Ending

Discount Rate                                                         7.50%                7.50%            7.50%
Expected return on plan assets                                        9.00%                9.00%            9.00%
Rate of compensation increases                                        5.00%                5.00%            5.00%

Components of Net Periodic Benefit Cost

Service cost                                                    $      342           $      327       $      333
Interest cost                                                          279                  275              260
Expected return on plan assets                                        (470)                (436)            (438)
Amortization prior service cost                                          5                    5                5
Amortization transition cost                                            12                   12               12
Recognized net actuarial loss                                            -                  (65)               -
                                                                ----------           ----------       ----------
Net periodic benefit cost                                       $      168           $      118       $      172
                                                                ==========           ==========       ==========

The present value of the projected benefit obligation was determined using a discount rate of 7.5% in 2000, 1999 and 1998. The present value of the projected benefit obligation is based on actuarial assumptions and on estimates, including an assumed discount rate which may change in the future and significantly affect the amount of this obligation.

The compensation rate increase assumption for all years was 5%. The assumed long-term rate of return on plan assets, which consist primarily of investments in various marketable securities, was 9% for all years presented.

In addition to the pension plan, the Company has a 401(k) defined contribution retirement plan available to employees meeting eligibility requirements. This plan provides for Company contributions of up to 3% of employees' compensation. In 1999 and 1998, the Company provided additional Company contributions to partially match employee contributions. The Company's expense in connection with this plan for the years 2000, 1999 and 1998 amounted to $288,000, $622,000 and $469,000, respectively.

Note 6 - Shareholders' Equity

The Company's Board of Directors, with shareholders' approval, adopted an "Amendment of Certificate of Incorporation to increase authorized Common Stock". Shares of Common Stock were increased to 10 million shares and the authorization of Class A Preferred Stock and Class B Preferred Stock were deleted.

At December 30, 2000, the Company had Class C Preferred Stock, $1.00 par value, 1,000,000 shares authorized of which 35,000 shares have been designated as a Series I Junior Participating Preferred Stock.

Net income (loss) does not include any comprehensive income; Changes in Shareholders' Equity for the three years ended December 30, 2000 are as follows:

---------------------------------------------------------------------------------------------------------------------------
                                 Common Stock              Capital
                                $.01 par value            in Excess
                                --------------
                           Shares            Par            of Par        Retained             Treasury Stock
                                                                                               --------------
Amounts in thousands       Issued           Value           Value         Earnings         Shares           Cost
---------------------------------------------------------------------------------------------------------------------------
1998
----
Beginning balance             3,246       $      32       $  21,644       $   3,788            (319)       $  (2,841)
Net income                                                                    2,809
Stock options/stock
  compensation                                    1              23                              11               97
                          ---------       ---------       ---------       ---------       ---------        ---------

Ending balance                3,246              33          21,667           6,597            (308)          (2,744)

1999
----
Net income                                                                    1,852
Stock options/stock
  compensation                                                    8                               3               37
                          ---------       ---------       ---------       ---------       ---------        ---------

Ending balance                3,246              33          21,675           8,449            (305)          (2,707)

2000
----
Net (loss)                                                                   (4,536)
Stock options/stock
  compensation                                   (1)             25                             160            1,420
                          ---------       ---------       ---------       ---------       ---------        ---------

Ending Balance                3,246       $      32       $  21,700       $   3,913            (145)       $  (1,287)
                          =========       =========       =========       =========       =========        =========

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

Note 7 - Stock Options

In 2000, the Company's Board of Directors, with the shareholders' approval, adopted the "2000 Incentive Compensation Program" for directors, officers, employees, consultants, independent contractors and agents of the Company.
Stock options awarded under the "program" shall be a "non-qualified stock option". The new program may not exceed 505,000 shares, a total increase of 350,000 shares over the number of shares available for the grant of new options under the present program, including 155,000 shares issued from prior plan which were available for grant. Effective from the date of said approval, no new options shall be granted under a "prior plan" (1992 incentive stock plan and 1998 non-qualified plans) of Moore Medical.

The 1992 Incentive Stock Option Plan authorized stock option grants for 200,000 shares. Under the plan, options were granted for ten years at prices not less than 100% of the fair market value of the common stock on the date of grant. The options were exercisable as determined by the Stock Option Committee of the Board of Directors at the time of grant and were typically exercisable in four or five cumulative annual installments beginning one year after the date of grant and expiring five to ten years from the date of grant.

The Company's Board of Directors adopted and approved the 1998 Stock Incentive Plan for directors, officers and key employees. The Plan permitted the granting of non-qualified stock options of the Company's stock exercisable in four cumulative annual installments commencing one year from the date of the grant and expiring five years from the grant date.

Stock option transactions for all three plans summarized as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                          1992 Incentive                                                     2000 Incentive
                                        Stock Option Plan               1998 Stock Incentive Plan         Compensation Program
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Weighted
                                                       Weighted                         Weighted                          Average
                                    Number of          Average         Number of        Average          Number of       Exercise
                                     Options        Exercise Price      Options      Exercise Price       Options          Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of 1998              48,400          $11.65           141,200         $12.08                   -       $ 0.00

       Granted                               -               -            41,000          11.23                   -            -
       Canceled                        (17,750)          11.76           (67,700)         12.49                   -            -
       Exercised                        (2,750)          11.95                 -              -                   -            -
                                      --------                          --------                            -------
Outstanding at end of 1999              27,900           11.55           114,500          11.54                   -            -

       Granted                          69,000           10.21                 -              -              98,000         7.83
       Canceled                        (25,300)          10.80           (12,750)         11.35                   -
       Exercised                        (2,500)          10.63            (1,250)         10.88                   -
                                      --------                          --------                            -------
Outstanding at end of 2000              69,100          $10.53           100,500         $11.54              98,000       $ 7.83
                                      ========                          ========                            =======


Exercisable 2000                        20,100          $11.56            40,750         $11.59               7,000       $11.00

Exercisable 1999                        23,925          $11.44            18,375         $11.54                   -            -

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees". If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share, basic and diluted, would have been reduced to pro forma amounts of ($4.6) million and ($1.51) per share, $1.8 million and $.61 per share, and $2.8 million and $.94 per share for 2000, 1999, and 1998, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants during the year ended December 30, 2000: dividend yield of 0%; risk-free rates ranging from 4.7% to 5.4%, expected volatility factors ranging from 34% to 38%; and an expected option term of a five year period.

Note 8 - Commitments and Contingencies

The Company leases its various facilities such as its distribution centers, office facilities and certain equipment. Certain lease commitments provide that the Company pay taxes, insurance, and maintenance expenses relating to the leased assets. Rental expense approximated $1,240,000, $1,218,000, and $1,416,000 in 2000, 1999, and 1998, respectively. As of December 30, 2000, future minimum payments, for all leases are as follows: 2001, $1,141,000; 2002, $725,000; 2003, $322,000; 2004, $241,000; thereafter, $361,000.

On February 1, 2001, the Company signed an agreement with the U.S. Government settling a pricing error by its former wholesale division under federal supply contracts entered into in 1991. In 1997, the Company voluntarily disclosed the error to the Government and established a $3.8 million reserve for 1996. In settlement, the Company agreed to pay the government a total of $5.2 million, including $0.5 million on signing, and $4.7 million over five years. The settlement is an interest bearing note ranging from 5.25% to 7.25%. In the fourth quarter of 2000, it recorded an additional $2.5 million reserve for the liability and associated legal costs.

As of December 30, 2000, $4.5 million of the government settlement was recorded in Long term notes payable along with $0.7 million of the rights to acquire the remaining 49% in Podiatry Online. The remaining portion of the government settlement is in other accrued expenses.

Note 9 - Selected Quarterly Information (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
Amounts in thousand,             Net Sales       Gross Profit             Net Income              Net Income
Except per share data                                                        (Loss)               (Loss) Per
                                                                                                    Share
--------------------------------------------------------------------------------------------------------------------------
1998
----
First                        $  30,939             $   9,338               $     405               $    0.14
Second                          30,042                 9,357                     709                    0.24
Third                           32,529                10,207                   1,056                    0.36
Fourth                          27,336                 8,801                     639                    0.21
                             ---------             ---------               ---------               ---------
  Year                       $ 120,846             $  37,703               $   2,809               $    0.95
                             =========             =========               =========               =========


1999
----
First                        $  29,055             $   9,509               $     477               $    0.16
Second                          29,367                 9,215                     428                    0.15
Third                           31,077                 9,446                     803                    0.27
Fourth                          28,955                 8,711                     144                    0.05
                             ---------             ---------               ---------               ---------
  Year                       $ 118,454             $  36,881               $   1,852               $    0.63
                             =========             =========               =========               =========


2000
----
First                        $  29,517             $   8,673               $    (255)              $   (0.09)
Second                          30,253                 9,078                      79                    0.03
Third                           33,038                 9,911                    (567)                  (0.18)
Fourth                          30,747                 9,181                  (3,793)                  (1.25)
                             ---------             ---------               ---------               ---------
  Year                       $ 123,555             $  36,843               $  (4,536)              $   (1.49)
                             =========             =========               =========               =========

___________________________________________________________________

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                   PART III


ITEM 10.  Directors and Executive Officers of the Registrant

Incorporated by reference to information under the caption "Certain Information Regarding Management's Nominees" and "Executive Officers" in the Company's 2001 definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 11.  Executive Compensation

Incorporated by reference to information under the caption "Executive Compensation," "Defined Benefit Plans," "Stock Options," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee's Report," "Performance Graph," and "Fees Paid to Directors" in the Company's 2001 definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to information under the caption "Principal Holders of Common Stock," "Certain Information Regarding Management's Nominees," and "Executive Officers" in the Company's 2001 definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 13.  Certain Relationships and Related Transactions

Incorporated by reference to information under the captions "Fees Paid to Directors," "Executive Compensation," and "Defined Benefit Plans" in the Company's 2001 definitive proxy statement to be filed pursuant to Regulation 14A.

                                    PART IV


ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  Documents filed as part of this Form 10-K.

          1. Financial Statements. The financial statements filed as part of this Form 10-K are listed in the index on page 14.


          2. Financial Statement Schedule. The financial statement schedule filed as part of this Form 10-K is listed in the index on page 14.

               Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


3.     Exhibits Filed Under Item 601 of Regulation              Filed Herewith or Incorporated by Reference To:
       S-K

3.     Articles of Incorporation and By-Laws

 .1     Certificate of Incorporation, as                         Exhibit 3.1 to Form 10-K for the fiscal year ended
       Amended.                                                 January 3, 1981, Exhibit 1 to Form 10-Q for the
                                                                quarter ended June 29, 1985, Exhibit 3.1 to Form
                                                                10-K for the fiscal year ended January 2, 1988,
                                                                Exhibit 3.1 to Form 10-K for the fiscal year ended
                                                                January 2, 1999,  Exhibit 3.4 to Form 10-Q for the
                                                                quarter ended July 1, 2000.

 .2     Certificate of Designation under                         Exhibit 3 to  Form 8-A filed December 30, 1998.
       Delaware General Corporation Law.

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

4.     Instruments Defining the Rights of Security
       Holders

 .2     Rights Agreement, between the Company and American       Exhibit 4 to Form 8-K dated December 22, 1998.
       Stock Transfer & Trust Co., dated November 18, 1998
       (includes as Exhibit B the forms of Rights Certificate
       and Election to Purchase, and as Exhibit C the form of
       Amended and Restated Certificate of Designations of
       Series I Junior Preferred Stock Certificate).

10.      Material Contracts

 .3       Leases of property located in New                      Exhibit 10.3A to Form 10-K for the fiscal year
         Britain, Connecticut, as amended.                      ended December 28, 1985 and Exhibit 10.3 to Form
                                                                10-K for the fiscal year ended December 30, 1989.

 .4A      MetLife Savings Plan Program -                         Exhibit 10.4A to Form 10-K for the fiscal year
         Defined Contribution Basic Plan                        ended December 31, 1994.
         Document dated March 30, 1994.

 .4B      MetLife Savings Plan Program -                         Exhibit 10.4B to Form 10-K for the fiscal year
         401(k) Plan Adoption Agreement dated                   ended December 31, 1994.
         October 20, 1994.

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

 .4D      MetLife Savings Plan Program -                         Exhibit 10.4D to Form 10-K for the fiscal year
         Service Agreement.                                     ended January 1, 1994.

 .5       Defined Benefit Pension Plan and Trust                 Exhibits 10.5A, 10.5B and 10.5C to Form 10-K for
         Agreement dated September 26, 1994, as                 the fiscal year ended December 31, 1994 and
         amended.                                               Exhibit 10.5D to Form 10-K for the fiscal year
                                                                ended January 1, 2000.

 .6       Incentive Stock Option Plan, as amended.               Exhibit A to the 1982 Proxy Statement, Exhibit
                                                                10.2 to Form 10-K for the fiscal year ended
                                                                January 1, 1983 and Exhibit 4(d) to a Registration
                                                                statement on Form S-8 (commission file No.
                                                                33-20037) effective February 29, 1988 and Exhibit
                                                                A to the 1992 Proxy Statement.

 .7       Non-qualified Stock Option Plan.                       Exhibit 10.7 to Form 10-K for fiscal year ended
                                                                January 2, 1999.

 .8       2001 - 2002 Change of Control and Position Payment     Filed herewith.
         Plan.

 .9       Employment Agreement between the Company               Filed herewith.
         and Jerry Flasz, effective January 15, 2001.

 .10      Employment Agreement between the Company               Filed herewith.
         and James R. Simpson, effective
         March 5, 2001.

 .11      Loan and Security Agreement between the Company and    Filed herewith.
         Fleet Capital Corporation dated January 26, 2001.

 .12      Appendix A to Security Agreement, dated January 26,    Filed herewith.
         2001, between the Company and Fleet Capital
         Corporation.

 .13      2000 Incentive Compensation Program                    Exhibit A to the 2000 Proxy Statement.

 .20      Amended and Restated Employment Agreement between      Filed herewith, Exhibit 10.20 to form 10-Q for
         the Company and Linda M. Autore, effective March 1,    period ended April 1, 2000.
         2001.

 .21      Subscription Agreement between the Company             Exhibit 10.21 to form 10-Q for period ended April
         and Vantage Venture Partners, LP, dated                1, 2000.
         February 28, 2000.

 .22      Website Development and Hosting Agreement              Exhibit 10.22 to form 10-Q for period ended April
         between the Company and e-Media, LLC,                  1, 2000.
         dated January 21, 2000.

 .23      Executive Officer Bonus Program between the            Filed herewith.
         Company and Executive Officers of the
         Company effective  for the year ended December 31,
         2001.

 .24      Amended and Restated Employment Agreement between      Filed herewith, Exhibit 10.24 to form 10-Q for
         the Company and Chad A. Roffers, effective March 1,    period ended September 30, 2000.
         2001.

 .25      Executive Subscription Agreement between the           Filed herewith.
         Company and Linda M. Autore dated January
         11, 2001.

 .26      Pledge Agreement between the Company and Linda M.      Filed herewith.
         Autore dated January 11, 2001.

 .27      Recourse Promissory Note between the Company and       Filed herewith.
         Linda M. Autore dated January 11, 2001.

21.      Subsidiaries

 .1       Subsidiaries, identifiable pursuant to Item            Exhibit 22 to Form 10-K for the fiscal year ended
         601 (21) of Regulation S-K.                            December 28, 1991.

23.      Consent of Expert

 .1       Consent of PricewaterhouseCoopers LLP.                 Filed herewith.

(b) Reports on Form 8-K: The Company filed no Current Report on Form 8-K during the quarter ended December 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOORE MEDICAL CORP.

 BY: /s/ Linda M. Autore                         BY: /s/ James R. Simpson
------------------------------------------      --------------------------------------------
 Linda M. Autore, President and Chief            James R. Simpson, Executive Vice
 Executive Officer                               President and Chief Financial Officer
 March 29, 2001                                  March 29, 2001

                                                 BY: /s/ Susan G. D'Amato
                                                --------------------------------------------
                                                 Susan G. D'Amato, Vice President -
                                                 Finance and Chief Accounting Officer
                                                 March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Linda M. Autore                             /s/ Peter C. Sutro
-------------------------------------------     -------------------------------------------
 Linda M. Autore, President and Chief            Peter C. Sutro, Director
 Executive Officer                               March 26, 2001
 March 29, 2001

 /s/ Christopher W. Brody                        /s/ Wilmer J. Thomas, Jr.
-------------------------------------------     -------------------------------------------
 Christopher W. Brody, Director                  Wilmer J. Thomas, Jr., Director
 March 27, 2001                                  March 28, 2001

 /s/ Steven Kotler                               /s/  Dan K. Wassong
-------------------------------------------     -------------------------------------------
 Steven Kotler, Director                         Dan K. Wassong, Director
 March 28, 2001                                  March 28, 2001

 /s/ Robert H. Steele
-------------------------------------------
 Robert H. Steele, Director
 March 28, 2001

                                                                     SCHEDULE II

                              MOORE MEDICAL CORP.
                       VALUATION AND QUALIFYING ACCOUNTS
                   ALLOWANCES FOR RETURNS AND UNCOLLECTIBLES


                                                   Balance at            Additions                                   Balance at
                                                  Beginning of          Charged to                                     End of
                                                     Period              Expenses              Deductions              Period
                                               ----------------     -----------------    -------------------      ----------------
Allowance for Returns and Uncollectibles

Fiscal Year End December 30, 2000                     $ 200                $  89                 $   (88)               $ 201

Fiscal Year End January 1, 2000                       $ 372                $  16                 $  (188)               $ 200

Fiscal Year End January 2, 1999                       $ 891                $ 112                 $  (631)               $ 372