Form 10-Q
period 2001-03-21
MOORE MEDICAL CORP
filed 2001-05-14
CIK 74691

================================================================================

                                  FORM 10 - Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------


        (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended March 31, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

        For the transition period from  ________ to ______________

        Commission file number 1-8903

                              MOORE MEDICAL CORP.
            (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

Delaware                                               22-1897821
(State of incorporation)                               (I.R.S. Employer

P.O. Box 1500, New Britain, CT  06050                  Identification Number)
(Address of principal executive offices)


860-826-3600
(Registrant's telephone number)

--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   |X|          No
                                             ----------        -----


     3,153,943 number of shares of Common Stock outstanding as of April 27, 2001.




================================================================================

                              MOORE MEDICAL CORP.

                                Balance Sheets
--------------------------------------------------------------------------------
(Amounts in thousands, except par value)       First Quarter 2001  Year End 2000
                                                   (Unaudited)
--------------------------------------------------------------------------------

ASSETS

Current Assets
       Cash ..........................................    $  1,361     $  5,233
       Accounts receivable, less allowances
           of $220 and $201 ..........................      13,601       12,326
       Inventories ...................................      10,369        9,554
       Prepaid expenses and other current assets .....       3,229        2,152
       Deferred income taxes .........................       3,692        3,692
                                                          --------     --------
                Total Current Assets .................      32,252       32,957
                                                          --------     --------

Noncurrent Assets
       Equipment and leasehold improvements, net .....       9,219        9,672
       Other assets ..................................       2,633        2,500
                                                          --------     --------
                Total Noncurrent Assets ..............      11,852       12,172
                                                          --------     --------
                                                          $ 44,104     $ 45,129
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
       Accounts payable ..............................    $ 11,236     $ 10,192
       Accrued expenses ..............................       2,137        2,984
                                                          --------     --------
                Total Current Liabilities ............      13,373       13,176
                                                          --------     --------

Deferred  Income Taxes ...............................       2,387        2,387

Long Term Notes Payable ..............................       5,067        5,208

Shareholders' Equity
       Preferred stock, no shares outstanding ........          --           --
       Common stock - $.01 par value;
       Shares authorized - 10,000
       Shares issued - 3,246 .........................          32           32
       Capital in excess of par value ................      21,535       21,700
       Note receivable ...............................        (285)        --
       Retained earnings .............................       2,815        3,913
                                                          --------     --------
                                                            24,097       25,645
       Less treasury shares, at cost, 92 and 145
           shares ....................................        (820)      (1,287)
                                                          --------     --------
                Total Shareholders' Equity ...........      23,277       24,358
                                                          --------     --------
                                                          $ 44,104     $ 45,129
                                                          ========     ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                               MOORE MEDICAL CORP.

                            Statements of Operations
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)                 First Quarter
                                                     ---------------------------
                                                          2001            2000
                                                                (Unaudited)
--------------------------------------------------------------------------------


Net sales ..........................................     $ 32,249      $ 29,517

Cost of products sold ..............................       22,473        20,844
                                                         --------      --------

Gross profit .......................................        9,776         8,673

Selling, general & administrative expenses .........       11,614         9,105
                                                         --------      --------

Operating loss .....................................       (1,838)         (432)

Interest income, net ...............................          (36)          (27)
                                                         --------      --------

Loss before income taxes ...........................       (1,802)         (405)

Income tax benefit .................................         (705)         (150)
                                                         --------      --------

Net loss ...........................................     $ (1,097)     $   (255)
                                                         ========      ========


Basic and diluted net loss per share ...............     $  (0.35)     $  (0.09)
                                                         ========      ========

Basic and diluted common shares outstanding* .......        3,117         2,972


* weighted average

--------------------------------------------------------------------------------

Note:  The first quarters end as of March 31, 2001 and April 1, 2000.

The accompanying notes are an integral part of the financial statements.

                               MOORE MEDICAL CORP.

                            Statements of Cash Flows
---------------------------------------------------------------------------------------------
(Amounts in thousands)                                                   First Quarter
                                                                  ---------------------------
                                                                    2001          2000
                                                                         (Unaudited)
---------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
            Net (loss) ........................................   $(1,097)      $  (255)
            Adjustments to reconcile net (loss) to net
              cash flows provided by operating activities:
            Depreciation and amortization .....................       811           676
            Changes in operating assets and liabilities:
              Accounts receivable .............................    (1,275)         (767)
              Inventories .....................................      (815)        3,057
              Other current & noncurrent assets ...............    (1,245)         (898)
              Accounts payable ................................     1,044         3,008
              Other current liabilities .......................      (848)          370
                                                                  -------       -------

            Net cash flows (used in ) provided by operating
            activities ........................................    (3,425)        5,191
                                                                  -------       -------

Cash Flows From Investing Activities

            Equipment & leasehold improvements acquired .......      (323)         (363)
                                                                  -------       -------

            Net cash flows used in investing activities .......      (323)         (363)
                                                                  -------       -------

Cash Flows From Financing Activities

            Long term notes payable ...........................      (141)         --
            Note receivable ...................................      (285)         --
            Sale of treasury stock ............................       302         1,000
                                                                  -------       -------
                 Net cash flows (used in) provided by financing
                 activities ...................................      (124)        1,000
                                                                  --------       ------

            (Decrease) increase in cash .......................    (3,872)        5,828
            Cash at beginning of period .......................     5,233           744
                                                                  -------       -------

Cash At End Of Period .........................................   $ 1,361       $ 6,572
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

Basis of Presentation

Moore Medical has prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim period have been made. The results for the three months ended March 31, 2001 do not necessarily indicate the results to be expected for the fiscal year ended December 29, 2001 or any other future period. The fiscal quarters ended on March 31, 2001 and April 1, 2000.

The accompanying unaudited financial statements should be read in conjunction with the Notes to Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 2000 Annual Report filed on Form 10-K and in this Form 10-Q Quarterly Report.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended in March and June 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements for all public registrants. We are required to adopt SAB 101 no later than our fourth quarter of 2001. The adoption of SAB 101 is not expected to have material effect on our financial position or results of operations.

MOORE MEDICAL CORP.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

OVERVIEW
--------

Moore Medical's mission is to provide medical professionals with the supplies and safety products they need to improve wellness and save lives. With more than 50 years of business experience, we currently market and distribute medical/surgical and pharmaceutical products to nearly 100,000 health care professionals in non-hospital settings nationwide. Moore Medical continues to move forward with a renewed dedication to understanding the needs of the customer communities we serve and delivering quality medical products and services to our customers. While the significant investments made in technology in late 1999 and 2000 have not yet been fully realized in our financial results, Moore has begun to see the benefits of transformational changes throughout the organization. These investments, coupled with improvements in supply chain management, should help bolster earnings improvements throughout 2001 and beyond.

RESULTS OF OPERATIONS
---------------------
Three Months Ended March 31, 2001 Compared to Three Months Ended
----------------------------------------------------------------
April 1, 2000
-------------

Net sales for the first quarter ended March 31, 2001 increased to $32.2 million, an increase of $2.7 million or 9.3% from the same period a year ago. This marked the highest year-over-year quarterly growth rate in more than five years and the third consecutive quarterly increase of over 6% on a year-to-year basis. The Company's sales growth in the first quarter was primarily attributable to the acceleration of numerous marketing programs from the second quarter in 2000 to early in the first quarter of 2001. These programs include direct mail catalogs, flyers and letters, e-marketing initiatives, customer support center representatives and specialty practice sales representatives. The sales and marketing strategy focused on optimizing direct marketing and channel deliverables resulting in a 12.2% increase in the number of customer sales orders processed in the period from the same period a year ago. The Company's e-commerce net sales quadrupled to nearly $2.4 million for the period from $0.6 million a year ago. The Company has achieved continued growth in its online web site since the opening of its integrated e-business site on May 30, 2000. Online sales growth was reflected across all market communities and was the result of direct marketing initiatives such as e-mail campaigns, web site promotions, investments in online communities and web affiliations.

Gross profit increased $1.1 million or 12.7% to $9.8 million, compared to $8.7 million for the same period a year ago. Overall gross profit margins increased to 30.3% from 29.4% in 2000. The increase is primarily attributable to the increased sales volume, product mix and continuing improvements in our supply chain operations.

Selling, general and administrative expenses increased by $2.5 million or 27.6% to $11.6 million in 2001 from $9.1 million in 2000. Selling, general and administrative expenses as a percentage of net revenue was 36.0% as compared to 30.8% a year ago. The increase was attributable to the timing of publication and distribution of our direct mail catalog, increased salary expenses relating to filling key management and staff positions, outside consulting primarily associated with e-commerce initiatives and freight and distribution expenses proportionate to net revenue growth. Besides the timing of certain marketing expenses as compared to 2000, the increase in selling, general and administrative expenses was primarily a result of the Company's transformation from an offline catalog direct marketer to a multi-channel Internet enabled marketer. The Company continues to improve efficiencies in its cost structure, but believes it is adequate to attain future growth.

Net income decreased to ($1.1) million, or ($0.35) loss per share compared to ($0.3) million, or ($0.09) loss per share, the same period a year ago.

Three Months Ended April 1, 2000 Compared to Three Months Ended April 3, 1999
-----------------------------------------------------------------------------

Overall, net sales of $29.5 million for the first quarter of 2000 increased 2% over the comparable period in 1999. Moore Medical experienced growth in its business communities and e-commerce. The favorable increase was partially offset by the contraction of pharmaceutical product sales. In the business communities, the increase in net sales was primarily due to increased account penetration with core dealer accounts. The remaining increase in the first quarter 2000 net sales was due to increased e-commerce activity on our unpromoted transactional web site, which increased $0.4 million, or over 200%, to $0.6 million for the three months ended April 1, 2000 from $0.2 million for the three months ended April 3, 1999, while traffic had nearly doubled.

Gross profit decreased by $0.8 million, or 9%, to $8.7 million for the three months ended April 1, 2000 from $9.5 million for the three months ended April 3, 1999. The decrease was primarily attributable to the price erosion in pharmaceutical products resulting in lower margins. Also, the Company's average order size increased 13% over the prior year, generating higher volume but at lower margins.

Selling, general and administrative expenses increased by $0.3 million, or 3%, to $9.1 million for the first quarter 2000 from $8.8 million. The increase was primarily due to higher depreciation charges associated with investments in technology. Other contributing factors to the increase were additional media and advertising costs associated with the acquisition of and intensive e-commerce marketing research of customers. We anticipated increased selling and marketing expenses relating to our Internet-based business as a result of accelerated spending to fully web enable the Company.

A net loss for the quarter of ($0.3) million, or ($0.09) loss per share, was reported compared with net income of $0.5 million, or $0.16 earnings per share, in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company ended the 2001 first quarter with $1.4 million in cash and cash equivalents, a decrease of $3.9 million from year end. The decrease was primarily the result of net cash used in operating activities. The primary uses of cash in the current year's first quarter were net operating losses of ($1.1) million as compared to net operating losses of ($0.3) million a year ago. Inventories increased by $0.8 million in the 2001 first quarter, compared with a decrease of $3.1 million the same period a year ago, largely due to the reduction of excess inventory levels in last year's period. The increase in inventory of $0.8 million and accounts receivable of $1.3 million was consistent with the Company's net revenue growth.

Investing activities used $0.3 million in the first quarter as compared to $0.4 million in the same period a year ago.

Financing activities used $0.1 million as compared to cash provided of $1.0 million in the same period a year ago. The $1.0 million in 2000 related to the proceeds the Company received for sale of treasury stock.

FORWARD-LOOKING INFORMATION
---------------------------

From time to time, the Company may make forward-looking statements, that is statements not of past or present fact but of beliefs, expectations or plans for the future. The words "expects," "anticipates," "believes," "seeks," "plans," "estimates," "projects," "intends," "should help," and similar expressions identify forward-looking statements. Such statements are qualified by certain factors such as (among others) the following which may cause actual results to differ materially from the forward-looking statements:

 .    pressures on revenues resulting, for example, from customer consolidations or changes in customer buying patterns;

 .    reductions in health care funding affecting its customers' services or revenues resulting, for example, from changes in legislation or regulations or in HMO, managed care or other insurance programs;

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

 .    changes in supply chain relationships, such as product availability and regulations; decreasing reliance on distributors as manufacturers establish direct internet sales channels to end-users, that could adversely effect the market, supply and flow of products;

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

These factors are not all-inclusive. Other factors may be referred to from time-to-time in other filings by the Company with the Securities and Exchange Commission. In addition, new factors may emerge from time to time, and it is not possible to predict all factors, nor can management necessarily identify or assess all factors. The factors identified should therefore not be relied on as comprehensive. Moreover, the Company does not necessarily update its forward looking statements. Accordingly, they should not be relied upon as a prediction of actual results.

ITEM 3.   QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          --------------------------------------------------------

We have no material market risk exposure associated with activities in derivative financial statements, other financial instruments, or derivative commodity instruments.

PART II.  OTHER INFORMATION
          -----------------

ITEM 5.   OTHER MATTERS
          -------------

Beginning in 1991, the Company's former Wholesale Division entered into contracts with the Department of Veterans Affairs. In 1996, the Company learned that there were questions regarding its pricing under the contracts and it made a voluntary disclosure to the government. On February 1, 2001, the Department of Veterans Affairs settled its claims on the Company's agreement to pay the government $5.2 million, including $0.5 million paid on signing, plus interest, over five years, pursuant to its promissory note. The amount of the settlement in excess of the reserve established for the claims was charged in the Company's 2000 financial statements.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits
               --------

               Promissory Note of the Company to the U.S.          Exhibit 10.28
               Government, dated February 1, 2001.


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


MOORE MEDICAL CORP.
(REGISTRANT)



BY:     /s/ Linda M. Autore           BY:   /s/ James R. Simpson
----------------------------------    ------------------------------------------
        Linda M. Autore, President          James R. Simpson, Executive
        and Chief Executive Officer         Vice President and Chief
        May 14, 2001                        Financial Officer
                                            May 14, 2001


                                      BY:   /s/ Susan G. D'Amato
                                      ------------------------------------------
                                            Susan G. D'Amato, Vice President -
                                            Finance and Controller
                                            May 14, 2001