Form 10-Q
period 2001-06-30
MOORE MEDICAL CORP
filed 2001-08-09
CIK 74691

                                  FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

     FOR THE TRANSITION PERIOD FROM  ________ TO ______________

     Commission file number 1-8903

                              MOORE MEDICAL CORP.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
DELAWARE                                                    22-1897821
(State of incorporation)                                 (I.R.S. Employer
                                                       Identification Number)
P.O. BOX 1500, NEW BRITAIN, CT  06050
(Address of principal executive offices)

860-826-3600
(Registrant's telephone number)
--------------------------------------------------------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes ___x___   No _____


  3,153,943 number of shares of Common Stock outstanding as of July 19, 2001.

                              MOORE MEDICAL CORP.
                                 Balance Sheets

(Amounts in thousands, except par value)                        JUNE 30,  2001   YEAR END 2000
                                                              (Unaudited)
ASSETS
Current Assets
   Cash                                                              $ 1,496         $ 5,233
   Accounts receivable, less allowances
      of $192 and $201......................................          14,460          12,326
   Inventories..............................................           9,436           9,554
   Prepaid expenses and other current assets................           2,915           2,152
   Deferred income taxes....................................           3,692           3,692
                                                                     -------         -------
         Total Current Assets...............................          31,999          32,957
                                                                     -------         -------

NONCURRENT ASSETS
   Equipment and leasehold improvements, net.                          9,006           9,672
   Other assets.............................................           2,253           2,500
                                                                     -------         -------
         Total Noncurrent Assets............................          11,259          12,172
                                                                     -------         -------
                                                                     $43,258         $45,129
                                                                     =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable.........................................         $12,095         $10,192
   Accrued expenses.........................................           1,307           2,984
                                                                     -------         -------
         Total Current Liabilities..........................          13,402          13,176
                                                                     -------         -------

DEFERRED INCOME TAXES.......................................           2,387           2,387

LONG TERM NOTES PAYABLE                                                4,935           5,208

SHAREHOLDERS' EQUITY
   Preferred stock, no shares outstanding...................               -               -
   Common stock - $.01 par value;
   Shares authorized - 10,000
   Shares issued - 3,246....................................              32              32
   Capital in excess of par value...........................          21,556          21,700
   Note receivable........................................              (289)              -
   Retained earnings........................................           2,055           3,913
                                                                     -------         -------
                                                                      23,354          25,645
   Less treasury shares, at cost, 92 and 145
      shares................................................            (820)         (1,287)
                                                                     -------         -------
         Total Shareholders' Equity.........................          22,534          24,358
                                                                     -------         -------
                                                                     $43,258         $45,129
                                                                     =======         =======

The accompanying notes are an integral part of the financial statements.

                              MOORE MEDICAL CORP.

                            Statements of Operations

(Amounts in thousands, except per share data)                            SECOND QUARTER
                                                                       -------------------
                                                                        2001         2000
                                                                           (Unaudited)

   Net sales.........................................................   $32,476    $30,253

   Cost of products sold.............................................    22,691     21,175
                                                                        -------    -------

   Gross profit......................................................     9,785      9,078

   Selling, general & administrative expenses........................    10,815      9,023
                                                                        -------    -------

   Operating (loss) income...........................................    (1,030)        55

   Interest expense (income), net....................................       108        (76)
                                                                        -------    -------

   (Loss) income before income taxes.................................    (1,138)       131

   Income tax (benefit) provision....................................      (378)        52
                                                                        -------    -------

   Net (loss) income.................................................   $  (760)   $    79
                                                                        =======    =======

   Basic and diluted net (loss) income per share.....................   $ (0.24)   $  0.03
                                                                        =======    =======

   Basic and diluted common shares outstanding*......................     3,154      3,044

   * weighted average


Note:  The second quarters end as of June 30, 2001 and July 1, 2000.

The accompanying notes are an integral part of the financial statements.

                              MOORE MEDICAL CORP.

                            Statements of Operations

(Amounts in thousands, except per share data)                           FIRST TWO QUARTERS
                                                                    -------------------------
                                                                        2001         2000
                                                                           (Unaudited)
   Net sales.........................................................   $64,725    $59,770

   Cost of products sold.............................................    45,164     42,019
                                                                        -------    -------

   Gross profit......................................................    19,561     17,751

   Selling, general & administrative expenses........................    22,429     18,128
                                                                        -------    -------

   Operating loss....................................................    (2,868)      (377)

   Interest expense (income), net....................................        72      ( 103)
                                                                        -------    -------

   Loss before income taxes..........................................    (2,940)      (274)

   Income tax benefit................................................    (1,083)       (98)
                                                                        -------    -------

   Net loss..........................................................   $(1,857)   $  (176)
                                                                        =======    =======

   Basic and diluted net loss per share..............................   $ (0.59)   $ (0.06)
                                                                        =======    =======

   Basic and diluted common shares outstanding*.......................    3,135      3,008

   * weighted average


Note:  The first two quarters end as of June 30, 2001 and July 1, 2000.

The accompanying notes are an integral part of the financial statements.

                              MOORE MEDICAL CORP.

                            Statements of Cash Flows

(Amounts in thousands)                                                               FIRST TWO QUARTERS
                                                                                 ---------------------------
                                                                                       2001      2000
                                                                                         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss................................................................         $(1,857)       $  (176)
Adjustments to reconcile net loss to net
cash flows (used in) provided by operating activities:
  Depreciation and amortization.........................................           1,565          1,316
  Changes in operating assets and liabilities:
      Accounts receivable...............................................          (2,134)        (1,132)
      Inventories.......................................................             118          3,459
      Other current & noncurrent assets.................................            (584)          (491)
      Accounts payable..................................................           1,903          2,039
Other current liabilities...............................................          (1,678)          (130)
                                                                                 -------        -------

Net cash flows (used in) provided by
operating activities....................................................          (2,667)         4,885
                                                                                 -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment & leasehold improvements acquired.............................            (831)        (1,331)
Acquisition of business.................................................               -         (1,254)
                                                                                 -------        -------
Net cash flows used in investing activities.............................            (831)        (2,585)
                                                                                 -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
Long term notes payable................................................             (273)           500
Notes receivable.......................................................             (289)             -
Sale of treasury stock.................................................              323          1,294
                                                                                 -------        -------
Net cash flows (used in) provided by financing
activities.............................................................             (239)         1,794
                                                                                 -------        -------

(Decrease) increase in cash............................................           (3,737)         4,094
Cash at beginning of period............................................            5,233            744
                                                                                 -------        -------

CASH AT END OF PERIOD.................................................           $ 1,496        $ 4,838
                                                                                 =======        =======



The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
THE COMPANY

Moore Medical Corp. is a multi-channel, Internet-enabled marketer and distributor of medical/surgical products and pharmaceuticals. We provide these products to nearly 100,000 health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, medical departments at industrial sites, municipalities, university and school health services, correctional facilities and other specialty practice communities. We market and serve our customers through the Internet, direct mail, industry specialized telephone support representatives, and key opportunity sales representatives. Moore Medical's direct marketing and distribution business has more than fifty years of operating experience.

BASIS OF PRESENTATION

Moore Medical has prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim period have been made. The results for the three months ended June 30, 2001 do not necessarily indicate the results to be expected for the fiscal year ended December 29, 2001 or any other future period. The fiscal quarters ended on June 30, 2001 and July 1, 2000.

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

MOORE MEDICAL CORP.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

OVERVIEW
--------

Moore Medical's mission is to provide medical professionals with the supplies and safety products they need to improve wellness and save lives. With more than fifty years of business experience, we currently market and distribute medical/surgical and pharmaceutical products to nearly 100,000 health care practices and facilities in non-hospital settings nationwide. Moore Medical continues to move forward with a renewed dedication to understanding the needs of the customer communities we serve and delivering quality medical products and services to our customers. While the benefits of the significant investments made in technology in late 1999 and 2000 have not yet been fully realized in our financial results, we have begun to see the positive effects of transformational changes throughout the organization. These investments, coupled with improvements in supply chain management, will help bolster earnings improvements throughout 2001.

RESULTS OF OPERATIONS
---------------------
SECOND QUARTER ENDED JUNE 30, 2001 COMPARED TO JULY 1, 2000
-----------------------------------------------------------

The second quarter net sales of $32.5 million increased 7.3% from $30.3 million in the same period a year ago. This is the fourth consecutive year-over-year increase of more than 6% in quarterly sales. This revenue growth resulted primarily from approximately a 6.5% growth in our customer base from the second quarter 2000, which was a result of the Company's effort to position itself as the preferred supplier to targeted health care specialties. The increase in the Company's customer base translated itself to a 7.0% increase in the number of transactions processed during the quarter. This increase in both customers and transactions was, to a large extent, a result of the continuation of management's initiative in multi-channel/direct marketing resulting in a 180% growth in Internet-based revenue.

For the 2001-second quarter, gross profit dollars increased by 7.8% to $9.8 million. Overall gross profit margins remained constant at 30.1% from 30.0% in second quarter 2000. The Company maintained those margins through continuous improvement of our supply chain operations through the implementation of E3 Trim(R) demand planning software. This has resulted in an improvement in the Company's cost structure.

Selling, general and administration expenses, expressed as a percentage of net sales, were 33.3% for the second quarter, as compared to 29.8% for the same period in 2000. The increase from a year ago continues to reflect higher salaries related to the filling of key management and staff positions, outside consulting primarily associated with consulting fees related to our Podiatry Online and MERGInet acquisitions and the timing of publication and distribution of our direct mail catalog. In addition, higher depreciation and amortization associated with the Company's earlier investments in technology and higher bank charges, reflecting the more frequent use of credit cards because of higher revenues, and the growth of Internet-based revenue (where credit cards are the preferred method of payment), contributed to the higher SG&A expenses in the second quarter. This was the third consecutive quarter that SG&A expenses, as a percentage of sales, has improved. In addition, SG&A expenses in the second quarter declined $0.8 million from the 1st quarter 2001.

Interest expense increased in the second quarter 2001 to $0.1 million from interest income of $0.1 million for the same period a year ago. This increase was attributable to the interest bearing, long term settlement note, dated February 1, 2001, to the U.S. Government.

Net loss for the second quarter was ($0.8) million, or ($0.24) per share, as compared with net income of $0.08 million, or $0.03 per share, for last year's second quarter. The loss for the current quarter reflected the Company's planned investment program, now largely completed, in marketing, customer care, and operating efficiency initiatives. When compared to the first quarter 2001, the net loss improved from ($1.1) million, or ($0.35) per share on roughly the same net sales. This was the second consecutive quarter of earnings improvement for the Company.

FIRST TWO QUARTERS ENDED JUNE 30, 2001 COMPARED TO JULY 1, 2000
----------------------------------------------------------------

Net sales of $64.7 million for the first half of 2001 increased 8.3% from $59.8 million in the comparable period of 2000. The increase in sales was primarily due to a combination of marketing programs, which led to a 9.5% increase in the number of transactions over the similar period in 2000. The growth in transactions was offset to a small degree by a small decrease in the average dollar transaction size. The overall net sales growth also reflects strong revenue growth for the Company's Internet-based revenue, which increased $3.3 million, or over 200%, to $4.8 million for the first half of the fiscal year, compared to $1.5 million for the same period a year ago.

For the first half of 2001, gross profit dollars increased approximately $1.8 million to $19.6 million, compared to $17.8 million for the same period a year ago. Overall gross profit margins increased to 30.2% from 29.7% in 2000. The increased gross profit margin was primarily attributable to a higher margin product mix and continuing improvements of our supply chain operations through the implementation of E3 Trim(R) demand planning software.

Selling, general and administrative expenses during the first half of 2001 increased $4.3 million to $22.4 million compared to $18.1 million in the first half of 2000. The Company's more aggressive marketing strategies contributed to the year-over-year increase in these expenses. In addition, SG&A expenses increased because of higher salary costs related to the filling of key management and staff positions, expenses related to Podiatry Online and MERGInet acquisitions, and higher depreciation and amortization related to the Company's earlier investments in technology.

Interest expense for the first half of 2001 increased to $0.1 million from interest income of $0.1 million for the same period a year ago. This increase was attributable to the interest bearing, long term settlement note, dated February 1, 2001, to the U.S. Government.

Results for the first half of 2001 showed a net loss of ($1.9) million, or ($0.59) per share, compared with net loss of ($0.2) million, or ($0.06) per share, in the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company ended the second quarter with $1.5 million in cash and short-term investments, a $3.7 million decrease from December 30, 2000. The liquidity decline was the result of net cash used in operating and investing activities.

The Company's operations used $2.7 million in cash during the first half of 2001. The primary sources of cash were a $1.9 million increase in accounts payable attributable to supply chain management which resulted in an increase in inventory turns and $1.6 million related to depreciation and amortization mainly associated with increased technology investments. The primary uses of cash included ($1.9) million of net loss, an increase in accounts receivable of $2.1 million attributable to an increase in net sales, and $2.3 million in other assets and liabilities.

Capital expenditures used $0.8 million in the first half of the year 2001 primarily for technology and operating efficiency initiatives. As called for in management's strategic plan, this compares favorably to capital expenditures of $1.3 million in the first half of 2000.

Financing activities used $0.2 million for the six months of 2001, primarily attributable to payments relating to the settlement with the U.S. Government.

As the business grows, the Company believes that the funding needs for our operating working capital and investments will continue to be met through cashflow from operations and financing under our line of credit. On January 26, 2001, the Company entered into a three-year bank financing agreement, which will provide up to $15 million in a revolving credit line. Our business continues not to be materially impacted by seasonal factors. The Company believes it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements.

FORWARD-LOOKING INFORMATION
---------------------------

From time to time, the Company may make forward-looking statements, that is statements about the future rather than of past or present fact. Statements about our mission, strategy or plans, or which are about an expectation, intention, anticipation, projection or belief concerning the future, are also forward-looking. Words such as "believes", "expects", "anticipates", "intends", "plans", "estimates", or similar expressions, also identify forward looking statements. You should not place undue reliance on such statements because actual events or results may differ materially from those described therein by reason of many factors, including:

o delays or difficulties in the implementation of the Company's strategy to transform itself into an integrated multi-channel marketing and sales enterprise;

o unforeseen disruptions or security breaches in the Company's web sites; online security breaches;

o failure to keep up with rapidly changing technologies or Internet developments;

o  new governmental regulation of the Internet;

o issues regarding changes in, or compliance with, laws regulating the distribution of drugs and medical devices;

o changes in governmental support or insurance coverage of healthcare products or services;

o intensified competition resulting (for example) from further distributor consolidations or from larger distributors able to benefit from economies of scale; and

o disruptions in, or cost increases for services or systems on which the Company is dependant, such as (for example) deliveries of inventory to customers.

These factors are not all-inclusive. Others may be referred to, from time to time, in other filings of the Company with the Securities and Exchange Commission. In addition, management may not be able to identify all factors. Moreover, new ones may emerge and the Company does not necessarily update its forward-looking statements. Accordingly, they should not be relied upon as assurances regarding the future.

ITEM 3.    QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           --------------------------------------------------------

We have no material market risk exposure associated with activities in derivative financial statements, other financial instruments, or derivative commodity instruments.

PART II.                     OTHER INFORMATION
            ---------------------------------------------------


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            (a) The 2001 Annual Meeting of Shareholders of the Company was held May 24, 2001.

            (b) At the Annual Meeting, the Company's shareholders voted on the following:


            1.    Election of directors

            Name of Nominee                    For             Withheld
          ---------------------------    ---------------     -------------

            Linda M. Autore                 2,212,093           148,311
            Christopher Brody               2,212,093           148,311
            Steven Kotler                   2,212,090           148,314
            Robert H. Steele                2,212,093           148,311
            Peter C. Sutro                  2,212,093           148,311
            Wilmer J. Thomas, Jr.           2,212,093           148,311
            Dan K. Wassong                  2,212,093           148,311

            2.  Proposal to appoint Independent Auditors

                For                            2,323,256
                Against                           35,000

ITEM 5.     OTHER MATTERS
            -------------

As of June 30, 2001, the members of the Board of Directors of the Company and of its Committees, were:

          Director                                  Committees
          --------                                  ----------

Linda M. Autore                                         --

Christopher Brody                        Compensation.

Steven Kotler                            Executive (Chairman); Audit;
                                         Nominating; Compensation.

Robert H. Steele (Chairman)              Executive; Audit (Chairman).

Peter C. Sutro                                         --

Wilmer J. Thomas, Jr.                    Executive; Audit; Compensation;
                                         Nominating.

Dan K. Wassong                                         --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (a)  Exhibits
            --------

            No Exhibits.


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


MOORE MEDICAL CORP.
(REGISTRANT)



BY: /s/ Linda M. Autore                 BY: /s/ James R. Simpson
---------------------------------       ---------------------------------------
Linda M. Aurore, President              James R. Simpson, Executive
and Chief Executive Officer             Vice President and Chief
August 8, 2001                          Financial Officer
                                        August 8, 2001


                                         BY: /s/ Susan G. D'Amato
                                         --------------------------------------
                                         Susan G. D'Amato, Vice President -
                                         Finance and Controller
                                         August 8, 2001