Form 10-Q
period 2001-09-29
MOORE MEDICAL CORP
filed 2001-11-02
CIK 74691

================================================================================

                                  FORM 10 - Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ___________________


           (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 29, 2001

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from  ______ to _________

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


 3,153,943 number of shares of Common Stock outstanding as of October 27, 2001.


================================================================================

                              MOORE MEDICAL CORP.

                                Balance Sheets
--------------------------------------------------------------------------------
(Amounts in thousands, except par value)   September 29, 2001  December 30, 2000
                                                           (Unaudited)
--------------------------------------------------------------------------------

ASSETS

Current Assets
   Cash                                                $   872       $ 5,233
   Accounts receivable, less allowances
      of $ 246 and $201.............................    16,451        12,326
   Inventories......................................     9,879         9,554
   Prepaid expenses and other current assets........     2,644         2,152
   Deferred income taxes............................     3,692         3,692
                                                       -------       -------
         Total Current Assets.......................    33,538        32,957
                                                       -------       -------

Noncurrent Assets
   Equipment and leasehold improvements, net.            8,466         9,672
   Other assets.....................................     2,269         2,500
                                                       -------       -------
         Total Noncurrent Assets....................    10,735        12,172
                                                       -------       -------
                                                       $44,273       $45,129
                                                       =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable.................................   $13,633       $10,192
   Accrued expenses.................................     1,041         2,984
                                                       -------       -------
         Total Current Liabilities..................    14,674        13,176
                                                       -------       -------

Deferred Income Taxes...............................     2,387         2,387

Long Term Notes Payable                                  4,804         5,208

Shareholders' Equity
   Preferred stock, no shares outstanding...........         -             -
   Common stock - $.01 par value;
   Shares authorized - 10,000
   Shares issued - 3,246............................        32            32
   Capital in excess of par value...................    21,543        21,700
   Note receivable..................................      (294)            -
   Retained earnings................................     1,947         3,913
                                                       -------       -------
                                                        23,228        25,645
   Less treasury shares, at cost, 92 and 145
      shares........................................      (820)       (1,287)
                                                       -------       -------
         Total Shareholders' Equity.................    22,408        24,358
                                                       -------       -------
                                                       $44,273       $45,129
                                                       =======       =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                              MOORE MEDICAL CORP.

                           Statements of Operations
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)            Third Quarter
                                                     ----------------------
                                                      2001           2000
                                                          (Unaudited)
--------------------------------------------------------------------------------

   Net sales.......................................  $34,472        $33,038

   Cost of products sold...........................   24,008         23,127
                                                     -------        -------

   Gross profit....................................   10,464          9,911

   Selling, general & administrative expenses......   10,597         10,890
                                                     -------        -------

   Operating loss .................................     (133)          (979)

   Interest expense (income), net..................       67            (65)
                                                     -------        -------

   Loss before income taxes........................     (200)          (914)

   Income tax benefit..............................      (74)          (347)
                                                     -------        -------

   Net loss........................................  $  (126)       $  (567)
                                                     =======        =======

   Basic net loss per share .......................  $ (0.04)       $ (0.18)
                                                     =======        =======

   Basic common shares outstanding*                    3,154          3,083

   * weighted average

--------------------------------------------------------------------------------

Note: The third quarters end as of September 29, 2001 and September 30, 2000.

The accompanying notes are an integral part of the financial statements.

                              MOORE MEDICAL CORP.

                           Statements of Operations

-----------------------------------------------------------------------------------------------
(Amounts in thousands, except per share data)                          First Three Quarters
                                                                     ------------------------
                                                                         2001       2000
                                                                           (Unaudited)
-----------------------------------------------------------------------------------------------
   Net sales.........................................................   $99,197    $92,808

   Cost of products sold.............................................    69,171     65,146
                                                                        -------    -------

   Gross profit......................................................    30,026     27,662

   Selling, general & administrative expenses........................    33,026     29,017
                                                                        -------    -------

   Operating loss....................................................    (3,000)    (1,355)

   Interest expense (income), net....................................       140       (168)
                                                                        -------    -------

   Loss before income taxes..........................................    (3,140)    (1,187)

   Income tax benefit................................................    (1,157)      (444)
                                                                        -------    -------

   Net loss..........................................................   $(1,983)   $  (743)
                                                                        =======    =======

   Basic net loss per share..........................................   $ (0.63)   $ (0.24)
                                                                        =======    =======

   Basic common shares outstanding*                                       3,141      3,033

   * weighted average

--------------------------------------------------------------------------------

Note: The first three quarters end as of September 29, 2001 and September 30, 2000.

The accompanying notes are an integral part of the financial statements.

                              MOORE MEDICAL CORP.

                           Statements of Cash Flows

----------------------------------------------------------------------------------------------------
(Amounts in thousands)                                                  First Three Quarters
                                                                  --------------------------------
                                                                           2001          2000
                                                                               (Unaudited)
----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net loss...............................................................  $(1,983)      $  (743)

 .......................................................................
Adjustments to reconcile net loss to net
cash flows (used in) provided by operating activities:
 Depreciation and amortization.........................................    2,306         2,036
 Changes in operating assets and liabilities:
  Accounts receivable..................................................   (4,125)       (2,518)
  Inventories..........................................................     (325)        2,803
  Other current & noncurrent assets....................................     (364)         (879)
  Accounts payable.....................................................    3,441         3,723
  Other current liabilities............................................   (1,944)           39
                                                                         -------       -------

Net cash flows (used in) provided by
operating activities...................................................   (2,994)        4,461
                                                                         -------       -------

Cash Flows From Investing Activities
Equipment & leasehold improvements acquired............................     (997)       (1,503)
Acquisition of business................................................        -        (1,684)
                                                                         -------       -------
Net cash flows used in investing activities............................     (997)       (3,187)
                                                                         -------       -------

Cash Flows From Financing Activities
(Decrease) increase in long term notes payable.........................     (404)          500
Sale of treasury stock.................................................       34         1,444
                                                                         -------       -------
Net cash flows (used in) provided by financing
activities.............................................................     (370)        1,944
                                                                         -------       -------

(Decrease) increase in cash............................................   (4,361)        3,218

Cash at beginning of period............................................    5,233           744
                                                                         -------       -------

Cash At End Of Period..................................................  $   872       $ 3,962
                                                                         =======       =======

________________________________________________________________________________

The accompanying notes are an integral part of the financial statements.

MOORE MEDICAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

The Company


Moore Medical Corp. is a multi-channel, Internet-enabled marketer and distributor of medical/surgical products and pharmaceuticals. We provide these products to over 100,000 health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, medical departments at industrial sites, municipalities, university and school health services, correctional facilities and other specialty practice communities. We market and serve our customers through the Internet, direct mail, industry specialized telephone support representatives, and key opportunity sales representatives. Moore Medical's direct marketing and distribution business has more than fifty years of operating experience.

Basis of Presentation

Moore Medical has prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results for the three months ended September 29, 2001 do not necessarily indicate the results to be expected for the fiscal year ended December 29, 2001 or any other future period. The fiscal quarters ended on September 29, 2001 and September 30, 2000.

The accompanying unaudited financial statements should be read in conjunction with the Notes to Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 2000 Annual Report filed on Form 10-K and in this Form 10-Q Quarterly Report.

Basic earnings per common share are based on net loss divided by the weighted average of common shares outstanding during the period.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Pronouncements

Statement of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141"), effective for business combinations initiated after June 30, 2001 provides guidance on accounting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("FAS 142"), effective for fiscal years beginning after December 15, 2001, requires that goodwill recorded from business combinations completed on or before June 20, 2001 shall no longer be amortized after the effective date. In addition, goodwill recorded as a result of a business combination completed after June 30, 2001 will not be amortized. Goodwill, however, must be reviewed for impairment in connection with the implementation of this standard and subsequently on an annual basis.

The effect of adopting FAS 141 and 142 is still being assessed.

MOORE MEDICAL CORP.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW
--------

Moore Medical's mission is to provide medical professionals with the supplies and safety products they need to improve wellness and save lives. With more than fifty years of business experience, we currently market and distribute medical/surgical and pharmaceutical products through multiple channels to over 100,000 health care practices and facilities in non-hospital settings nationwide. Moore Medical continues to move forward with a renewed dedication to understanding the needs of the customer communities we serve and delivering quality medical products and services to our customers.

RESULTS OF OPERATIONS
---------------------
Third Quarter Ended September 29, 2001 Compared to September 30, 2000
---------------------------------------------------------------------

Net sales for the third quarter were $34.5 million, the Company's highest quarterly sales since exiting the wholesale pharmaceutical distribution business in the fourth quarter 1997. Net sales increased 4.3% from $33.0 million in the same period a year ago. This revenue growth was driven by consistent application of direct marketing towards targeted health care specialties and enhanced functionality of the Company's web site. As a result, Internet-based revenue grew 123.8% over the prior year quarter and a 5.8% increase in our overall customer base was realized compared to the third quarter

2000. Internet based revenue represents 8.6% of third quarter net sales versus 4.0% in the same period a year ago.

For the third quarter, gross profit increased by 6.1% to $10.5 million from $9.9 million for the period a year ago. This was the highest quarterly gross profit since exiting the wholesale pharmaceutical distribution business in 1997. Overall gross profit margins continued to remain above 30.0% in third quarter at 30.4% versus 30.0% for the same period a year ago. The Company continued to maintain these margins through increased sales volume in higher margin products and continued improvement of our supply chain operations.

Selling, general and administrative expenses for the third quarter 2001 were $10.6 million versus $10.9 million in the same period a year ago. S,G&A expenses expressed as a percentage of net sales were 30.7% for the third quarter 2001 compared to 33.0% for the same period in 2000. This is the third consecutive quarter in which S,G&A expenses expressed as a percentage of net sales have decreased. The decrease from prior year demonstrates the positive impact of leveraging earlier investments in the areas of technology, recruiting, e-commerce and supply chain to generate operational synergy and efficiency. The Company's supply chain efficiency initiatives include the closure of the Lemont, IL distribution facility and successful diversion of that warehouse's workload to two of the three remaining distribution centers. A provision of $0.5 million was established during the fourth quarter of 2000 and the facility was successfully shutdown during the third quarter without impacting customer service or requiring additional provision.

Interest expense increased in the third quarter 2001 to $0.1 million from interest income of $0.1 million for the same period a year ago. This increase was attributable to the interest bearing, long term settlement note, dated February 1, 2001, to the U.S. Government.

Net loss for the third quarter 2001 of ($0.1) million or ($0.04) per share is an improvement of $0.5 million or $0.14 per share over the prior year quarter which was a net loss of ($0.6) million or ($0.18) per share. The loss for the current quarter reflects the continuation of the Company's planned investment program that is nearing completion in the areas of marketing, customer care and operating efficiency initiatives. Earnings improvements have been attained for three consecutive quarters due to the leveraging of these earlier investments to gain operational synergy and efficiency.


First three Quarters Ended September 29, 2001 Compared to September 30, 2000
----------------------------------------------------------------------------

For the first three quarters of 2001 net sales were $99.2 million, an increase of nearly 7.0% from $92.8 million in the comparable period of 2000. The overall net sales growth also reflects strong revenue growth for the Company's Internet-based revenue, which increased $4.9 million, or 175.3%, to $7.7 million for the first nine months of the fiscal year, compared to $2.8 million for the same period a year ago. Internet based revenue represents 7.8% of the first three quarters net sales versus 3.0% in the same period a year ago.

Gross profit increased by 8.5% to $30.0 million for the nine months ended September 29, 2001 compared to $27.7 million for the same period a year ago. Overall gross profit margins increased to 30.3% from 29.8% in 2000. The increased gross profit margin was primarily attributable to increased sales volume in higher margin products and to continued improvement of our supply chain operations.

Selling, general and administrative expenses during the nine months of 2001 increased $4.0 million to $33.0 million compared to $29.0 million in the nine months of 2000. S,G&A expenses as a percentage of sales were 33.3% in comparison to 31.3% a year ago. Contributing to the year-over-year increase, are expenses related to the continuing transformation of the Company to a multi-channel direct marketer, on going expenses related to the acquisitions of Podiatry Online and MERGInet.com, higher depreciation and amortization expense related to the Company's prior investments in technology, and the filling of key management and staff positions. The increase in expenses was partially offset by the realization of efficiencies in the supply chain, including the closing of the Lemont distribution facility during the third quarter 2001. Continued leveraging of supply chain initiatives without impacting customer service levels should continue to reduce fulfillment costs and overall operating costs.

Interest expense for the nine months of 2001 increased to $0.1 million from interest income of $0.2 million for the same period a year ago. This increase was attributable to the interest bearing, long term settlement note, dated February 1, 2001, to the U.S. Government.

Results for the first three quarters of 2001 showed a net loss of ($2.0) million, or ($0.63) per share, compared with a net loss of ($0.7) million, or ($0.24) per share, in the same period of 2000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company ended the third quarter with $0.9 million in cash and short-term investments, a $4.4 million decrease from December 30, 2000. The liquidity decline was the result of net cash used in operating and investing activities.

The Company's operations used $3.0 million in cash during the nine months of 2001. The primary sources of cash were: a $3.4 million increase in accounts payable, attributable to supply chain management which resulted in an increase in inventory turns, and non cash sources of $2.3 million related to depreciation and amortization ,mainly associated with increased technology investments. The primary uses of cash included ($2.0) million of net loss, an increase in accounts receivable of $4.1 million attributable to an increase in net sales, and $2.6 million in other assets, liabilities and inventory.

Investing activities used $1.0 million in the nine months of 2001 as called for in management's strategic plan primarily for technology and operating efficiency initiatives which compares favorably to investing activities of $3.2 million in the nine months of 2000, which included investments in the Podiatry Online and MERGInet.com acquisitions.

Financing activities used $0.4 million for the nine months of 2001, primarily attributable to payments relating to the settlement with the U.S. Government.

On January 26, 2001, the Company entered into a three-year bank financing agreement, which will provide up to $15.0 million in a revolving credit line. Our business continues not to be materially impacted by seasonal factors. The Company expects that available cash and the existing line of credit will be sufficient to meet its normal operating requirements including increased demands due to anticipated capital expenditures, business growth and expansion and projected debt service requirements.

FORWARD-LOOKING INFORMATION
---------------------------

From time to time, the Company may make forward-looking statements, that is statements about the future rather than of past or present fact. Statements about our mission, strategy or plans, or which are about an expectation, intention, anticipation, projection or belief concerning the future, are also forward-looking. Words such as "believes", "expects", "anticipates", "intends", "plans", "estimates", "should" or similar expressions, also identify forward looking statements. You should not place undue reliance on such statements because actual events or results may differ materially from those described therein by reason of many factors, including:

 . issues regarding changes in, or compliance with, laws regulating the distribution of drugs and medical devices;

 . changes in governmental support or insurance coverage of health care products or services;

 . intensified competition resulting (for example) from further distributor consolidations or from larger distributors able to benefit from economies of scale;

 . disruptions in, or cost increases for services or systems on which the Company is dependant, such as (for example) deliveries of inventory to customers;

 .  unforeseen disruptions or security breaches in the Company's web sites;
   online security breaches;

 . failure to keep up with rapidly changing technologies or Internet developments; and

 .  new governmental regulation of the Internet.

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

PART II.  OTHER INFORMATION
          -----------------


ITEM 5.   OTHER MATTERS
          -------------

As of September 29, 2001, the members of the Board of Directors of the Company and of its Committees, were:

               Director                              Committees
               --------                              ----------

          Linda M. Autore                                   --

          Christopher Brody             Compensation.

          Steven Kotler                 Executive (Chairman); Audit; Nominating;
                                        Compensation.

          Robert H. Steele              Executive; Audit (Chairman).
          (Chairman)

          Peter C. Sutro                                    --

          Wilmer J. Thomas, Jr.         Executive; Audit; Compensation;
                                        Nominating.

          Dan K. Wassong                                    --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits
              --------

              Stock Repurchase Program,            Exhibit 3.4
              adopted September 17, 2001


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


MOORE MEDICAL CORP.
(REGISTRANT)



BY:  /s/ Linda M. Autore                 BY:  /s/ James R. Simpson
----------------------------------       -----------------------------------
Linda M. Autore, President               James R. Simpson, Executive
and Chief Executive Officer              Vice President and Chief
November 2, 2001                         Financial Officer
                                         November 2, 2001


                                         BY:  /s/ John M. Zinzarella
                                         -----------------------------------
                                         John M. Zinzarella, Vice President
                                         and Controller
                                         November 2, 2001