Form 10-K405
period 2001-12-29
MOORE MEDICAL CORP
filed 2002-03-29
CIK 74691

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10 - K
                        FOR ANNUAL AND TRANSITION REPORTS
    Pursuant to Sections 13 or 15 (d) of the Securities Exchange Act of 1934

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 29, 2001

                                       or

|_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

--------------------------------------------------------------------------------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates (i.e. other than identified 5% holders, and holdings attributed to executive officers and directors) of the registrant as of March 11, 2002 was $16,381,610. Determination of affiliate status for such purpose is not a conclusive determination thereof for other purposes.

      Number of shares of Common Stock outstanding (exclusive of 92,096 treasury shares) as of March 11, 2002: 3,153,943.
--------------------------------------------------------------------------------

                       Documents Incorporated By Reference

The portions of the registrant's proxy statement for its 2002 Annual Meeting of Shareholders referred to in Part III of this report are incorporated by reference. The exhibit index is located on pages 31-33. Total number of pages in the numbered original (including exhibits) is 154.


                           This is page 1 of 35 pages.
================================================================================

                        Moore Medical Corp. & Subsidiary
                         2001 Annual Report on Form 10-K

                                Table of Contents

Part I
-----------------------------------------------------------------------------------------------------------------
Item 1.       Business                                                                                         3
Item 2.       Properties                                                                                       8
Item 3.       Legal Proceedings                                                                                8
Item 4.       Submission of Matters to a Vote of Security Holders                                              8

Part II
-----------------------------------------------------------------------------------------------------------------
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                            8
Item 6.       Selected Financial Data                                                                          9
Item 7.       Management's Discussion and Analysis of Results of Operations and Financial Condition           10
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                                      13
Item 8.       Financial Statements and Supplementary Data                                                     13
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            29

Part III
-----------------------------------------------------------------------------------------------------------------
Item 10.      Directors and Executive Officers of the Registrant                                              30
Item 11.      Executive Compensation                                                                          30
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                  30
Item 13.      Certain Relationships and Related Transactions                                                  30

Part IV
-----------------------------------------------------------------------------------------------------------------
Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K                                  31

Signatures                                                                                                    34

ITEM 1. Business

Overview

In 1997 Moore Medical Corp. generated 60% of its revenues from its wholesale drug distribution business to pharmacies and 40% of its revenues from the sale of medical and surgical supplies to health care practices in non-hospital settings. The Company exited the less profitable wholesale drug distribution business in October 1997 with accompanying non-recurring inventory markdowns and write-offs, costs and expenses of $6.0 million.

Today, Moore Medical is an Internet-enabled multi-channel marketer and distributor of medical, surgical and pharmaceutical products to over 100,000 health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. Moore Medical also serves the medical/surgical supply needs of over 26 customer community affiliates. We market to and serve our customers through direct mail, industry-specialized telephone support staff, field sales representatives, and the Internet. Our direct marketing and distribution business has been in operation for over 50 years.

Moore Medical's Mission & Key Initiatives

Our mission is to empower health care professionals with the tools, and resources they need to improve the health of their patients and save lives.

We strive to:

Maintain a strong customer focus
--------------------------------
Our customers are the focal point of all that we do. We have established a Corporate Customer Council, health care specialty online advisory groups and ongoing surveys to help us learn more about customer needs and how to best serve them.

Provide an enjoyable and efficient multi-channel customer experience
--------------------------------------------------------------------
We offer our customers a variety of ways to communicate with us and have streamlined the process of providing the quality goods and services that they have come to expect. Our second-generation web site, launched October 2001, houses a sophisticated e-commerce application that allows customers to make real-time selections and purchases online. We complement the total buying experience with an unparalleled gateway to industry associations and affiliate companies, while continuing to maintain a traditional direct mail communication campaign through our market-specific sales flyers and catalogs.

Health Care Products Distribution Industry/Competition

Industry: Current statistics from Hoover Online, an informational business
---------
network, report that the $1.2 trillion health care industry is the largest segment of the U.S. economy. About $35 billion is spent annually on medical/surgical supplies. There are three primary types of purchasers of medical supplies: hospitals, large Integrated Delivery Networks (IDNs) and Independent Physician Associations (IPAs). Moore distributes its products predominantly to IPAs, individual physicians' offices and clinics, as well as to emergency medical providers and health care professionals in institutional settings.

The total market for sales by distributors to physicians for these products is approximately $3.3 billion, per current HIDA (Health Industry Distributors Association) statistics. Most manufacturers will not sell directly to health care practitioners in non-hospital settings. Likewise, most health care practitioners/practices prefer to purchase from a few distributors rather than from hundreds of manufacturers. Customers find it efficient and convenient to rely on these distributors for product availability, competitive prices, prompt delivery, and other services.

Competition: The trend of health care product distributor consolidation
------------
continues in an effort to realize economies of scale. Our competitors are large national distributors, regional distributors, and local distributors. Some primarily use direct mail and telemarketing, some rely on the Internet, and others make sales and deliveries to their customers with a dedicated sales force and a fleet of distributor-operated delivery vehicles.

Generally, we compete with other distributors on breadth of product line, brand recognition, delivery speed, price, order completion rates, and other value-added customer service factors, such as the convenience of ordering through the Internet. As more health care practices consolidate, we expect that a growing number of large customers will require their distributor to reliably service many delivery locations in different regions across the country. By providing a multi-channel distribution network, we expect that we will be able to meet the needs of our present and prospective customers.

Marketing

Marketing: Moore Medical conducts business-to-business marketing of its medical,
----------
surgical, and pharmaceutical products to existing and prospective customers nationwide. The Company employs various marketing vehicles and channels to reach its target market: direct mail catalogs, flyers and letters; e-marketing initiatives (including e-mail campaigns and web site promotions); a toll-free customer support center which takes calls for orders, requests for catalogs, and provides product information; and market-specific sales representatives. The Company considers direct marketing to be one of its core competencies.

An in-house creative department designs and produces all Company marketing collateral, examples of which include catalogs and flyers, web graphics and animations, Moore brand product packaging, trade show booth graphics, and affiliate-sponsored pieces. The Company contracts printing services through outside printers. Marketing materials are mailed throughout the year, utilizing a schedule based on historic results, customer-buying patterns, and forecasted segment penetration.

Supply Chain

During 2001, Moore Medical focused on analyzing the material movement process to identify ways to increase customer satisfaction while eliminating non-value added processes. The material movement analysis identified two significant opportunities to improve customer satisfaction and reduce internal costs.

The first opportunity was the reengineering of our Demand Planning / Inventory Control process. In March 2001, we implemented a fully automated advanced forecasting and replenishment solution called E3TRIM(TM) by JDA(R) Software Group, Inc. The E3TRIM(TM) software automatically determines the appropriate inventory levels needed in our warehouses to meet our customers' expectations. The E3TRIM(TM) software has reduced manual labor, helped increase inventory turns and improved customer service levels for our Company as measured by complete, on time orders and line fill rates.

The second significant opportunity was the consolidation of our distribution center network. After conducting a thorough analysis of our customers' expectations, we determined that we could improve our customer service levels and reduce costs by consolidating our distribution network to three strategically located distribution centers. We implemented our consolidation plan in September 2001 and eliminated our Illinois distribution center. Since we implemented the consolidation plan, we have realized record setting customer service levels as measured by complete, on time orders and line fill rates.

Our core supply chain objective is to continuously identify new processes that improve customer satisfaction, eliminate non-value added processes and reduce costs.

Distribution: We distribute our products throughout the United States and U.S.
-------------
territories from our three distribution centers in Connecticut, California, and Florida. The Distribution network has been designed with the objectives of delivering a completely satisfying purchasing experience to the customer, providing broader second-day delivery coverage, and minimizing inventory and transportation costs. We provide consistent, time-sensitive and high-quality order fulfillment services through sophisticated product allocation strategies, maintaining high standards of accuracy and fulfillment.

Customer orders enter the enterprise resource planning (ERP) system via our web site, and through entry by our market-specific sales representatives, customer support center representatives, or field representatives. Order fulfillment is completed the same day when the order is received by 4:00 p.m. eastern time. United Parcel Services (UPS) is our primary small package carrier, and we enjoy national account status. FedEx Ground provides small package service to our customers in the Midwest. Small package deliveries constitute over 90% of our package volume, with over 99% of orders filled to completion the same business day. With our national coverage, nearly 90% of our customers receive delivery within two business days.

We are continually benchmarking our service and fulfillment performance against our system of Perfect Order Metrics, which is the percentage of orders shipped complete, on time, from the customer's assigned primary shipping warehouse (i.e., distribution center closest to customer's ship-to location) and received by the customer error-free. We have also implemented a process mapping method to identify every one of the individual steps involved in taking and fulfilling an order, with a goal towards streamlining and/or eliminating steps to make the process flow more smoothly.

Product Line/Suppliers: Moore Medical's product line consists of over 10,000 of
-----------------------
the most popular medical/surgical supplies and pharmaceutical products, encompassing a broad and diversified selection. Over 7,500 stock keeping units
(SKUs) are carried in stock. We are one of the few distributors of medical/surgical products to health care practitioners in non-hospital settings who also offer pharmaceuticals to those practices. Although many of our products are consumables and disposables, we also sell medical/surgical equipment and a variety of diagnostic instrumentation and accessories.

We purchase products primarily from manufacturers and other distributors and do not manufacture or assemble any products, with the exception of medical and first aid kits. We maintain insurance coverage against potential losses due to product liability claims, and we believe such coverage is adequate. In 2001, our largest product suppliers were 3M, Allied Healthcare Products, Inc., Aventis Pasteur, Becton Dickinson, GlaxoSmithKline, Johnson & Johnson Healthcare Systems, Kendall Healthcare Products Co., Laerdal Medical Corp., Microflex Corporation (Microflex(R) is a registered trademark of the Microflex Corporation), and Welch Allyn. We have several competing sources for many medical/surgical supplies and pharmaceuticals. Sales of products from our largest supplier in 2001 (Microflex Corporation) accounted for 4.9% of total sales. In the pharmaceutical market, novel products are licensed which affects both product acquisition costs and obtainable margins that the Company can achieve.

Our purchasing team also has ready access to several hundred industry manufacturers and suppliers and in 2001, we established a Vendor Council, which assists us in meeting customers' special requirements. We have long-term purchase arrangements (i.e., 2 years or longer) with several of our suppliers (American Diagnostic Corp., ASO, Graham Medical, and Microflex Corporation). We do not have any exclusive product rights, although we have preferred supplier status in a number of vertical markets and online health care communities for particular product offerings.

Customers

Our customers are the focal point of our marketing, sales and supply chain strategies, and we strive to provide value-added services to the health care specialties we serve. In order to better serve the podiatry community, for example, we published a podiatry-only specialty catalog in January 2002. Moore Medical also maintains a number of Internet alliances to help new customers find us more easily, encourage existing customers to choose us more frequently, and help Moore Medical understand customer community needs. Internet alliances include strategic partnerships, advertising sponsorships, preferred affiliates (collaborative joint marketing) and Internet affiliates. These alliances are designed to link sales from the affiliate's web site to www.mooremedical.com,
                                                        --------------------
encourage direct sales through our web site and establish pre-conditioned sales through our Customer Support Center.

We continue to benefit from our Corporate Customer Council, where customers share their views on Moore Medical's support, service, products, terms, pricing and delivery, and make suggestions on ways to improve their customer experience. We have recently expanded this concept to create individual Customer Advisory Groups for selected health care specialties.

Sales Staff

Moore Medical's multi-channel capabilities allow customers and prospective customers to communicate and conduct business with us in the method or combination of methods they prefer. The majority of our business is conducted through industry-expert customer support representatives and market-specific sales representatives based in New Britain, Connecticut. Our customer support representatives are trained and organized by health care specialty and product knowledge to better serve our customers.

Health care specialty key account and field representatives are located in Florida, Georgia, Texas, California, Indiana, Massachusetts, and Connecticut. Encouraged by our growing success in large and national account customer opportunities in the occupational health care, correctional and institutional markets, we are increasing our geographic field force in these specialty areas, as well as in multi-clinic primary care settings.

Ten percent of our customers transacted through the Internet in 2001, using www.mooremedical.com to order, in addition to other means of communication. The
--------------------
launch of a greatly enhanced web site in mid-October 2001, contributed to the increased utilization.

A small team of net agents, trained to facilitate live, online chats with customers, assists in the customer Internet purchase experience as requested by the customer. Our customer relations representatives are also conversant in web ordering so that a customer inquiry can be a one-stop ordering experience.

Regulation

The health care delivery industry in the United States continues to be under intensive scrutiny as a result of a wide variety of political, economic and regulatory influences. Because of uncertainty regarding the ultimate features of any future reform initiatives, the Company cannot predict the impact such proposals, should they be adopted, will have on its business.

Moore Medical's business is subject to regulation under various federal, state and local laws governing the sale, marketing, packaging and distribution of prescription drugs, including controlled substances, regulated chemicals and medical devices, as well as licensing requirements.

Each of our distribution centers is registered with the Drug Enforcement Agency
(DEA) and, as a wholesale distributor of prescription drugs and devices, in each state that requires registration and/or licensure. In addition, we are registered with the Food and Drug Administration (FDA) as a Drug Establishment and as a Device Establishment.

We are mandated by the Prescription Drug Marketing Act of 1987 and the Controlled Substance Act to validate our customers for purchases of regulated products. We require documentary evidence of our customers' regulatory authority to purchase regulated products and we are in material compliance with applicable federal and state statutes, which protect against the diversion of those products. We maintain extremely tight standards designed to ensure that every transaction constitutes a legal sale prior to shipping.

In our capacity as a distributor of prescription pharmaceuticals, the Company is also subject to Medicare, Medicaid and state health care fraud, abuse and anti-kickback laws and regulations.

In order to remain current with the regulatory environment, Moore Medical employs an in-house pharmacist who serves as Senior Manager of Regulatory Affairs as well as Immediate Past President of the Connecticut Pharmacists' Association. This individual is responsible for monitoring all pharmaceutical sales for compliance with federal and state regulations as well as with Company policy. He works closely with the U.S. Drug Enforcement Agency to help spot potential abuses, and serves as a source of information for our customers regarding regulations and recalls.

Information Technology

Moore Medical will continue to invest in strategic technology initiatives as required to sustain competitiveness. Our business strategy and Information Technology (IT) planning are fused together to shorten time to market with new services, rapidly respond to IT-enabled opportunities and threats, and leverage IT-enabled value by re-purposing and connecting different parts of our enterprise.

In 2001, Moore Medical IT focused on delivering best-in-class services to our customers for ordering medical supplies across all channels. This included an Ariba and Commerce One initiative allowing order processing through online marketplaces, which our customers had employed.

We engaged Blue Barn Interactive (New York, New York) in the first quarter of 2001 to design the blueprint for our second-generation web site. On October 15, 2001, Moore Medical launched an enhanced e-commerce web site, with robust product and site navigation, an improved supply list, and an improved customer experience. To meet the needs of Moore Medical's growing customer database, we conducted three hardware upgrades. First, we upgraded to an AS/400 hardware platform, which approximately doubled system performance. Second, we upgraded 150 personal computers in the customer support center. And third, we upgraded the server farm that supports our data warehouse initiatives. All three upgrades resulted in significant improvements in order processing time, transaction throughput, and the ability to perform detailed analytics. We accomplished several key initiatives for Moore Medical's Supply Chain area, one of which was the implementation of the E3TRIM(TM) software package by JDA(R) Software Group, Inc. and its integration into JD Edwards, our enterprise resource planning
(ERP) system. We also made significant upgrades to our network services.

Employees

We continue to recruit, hire, and retain individuals with the specific skills that complement our corporate growth strategy, and leverage current and future technological advances. Employees are encouraged to enhance their skills and professional development.

As of December 29, 2001, the Company had 275 full time equivalent employees (including 13 part-time employees) in three locations, none of whom had collective bargaining agreements. Overall, the Company considers its employee relations to be good.

ITEM 2. Properties

The Company owns no real property and it leases all its operating facilities. Its distribution centers are located in New Britain, Connecticut (92,000 square feet), Jacksonville, Florida (60,000 square feet), and Visalia, California (51,000 square feet). During the third quarter of 2001, the Company closed its Lemont, Illinois (58,000 square feet) distribution facility and the fulfillment activities of that location have been allocated to the remaining three facilities. The Company believes that its properties are generally in good condition.

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

ITEM 3. Legal Proceedings

As of the date of this document there are no legal proceedings which are material to the financial position, results of operations or cashflow of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders during the fiscal fourth quarter of 2001.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is listed on the American Stock Exchange (trading symbol "MMD"). The following sets forth, for each quarter since the beginning of 2000 the high and low sale prices of the common stock on the American Stock Exchange Composite Tape.

                                             2001                    2000
                                     -------------------     -------------------
Quarters:                              High        Low         High        Low
                                       ----        ---         ----        ---
First ..........................     $ 9.950     $ 5.000     $13.063     $ 9.313
Second .........................       9.400       8.000      11.625       6.000
Third ..........................       8.500       5.800       8.375       5.125
Fourth .........................       9.000       6.250       7.625       3.875

The high and low sale prices of the common stock on March 11, 2002 were $9.57 and $9.25, respectively. The estimated number of holders (including estimated beneficial holders) of the Company's common stock as of March 11, 2002 was approximately 1,200.

The Company has paid no cash dividends and has no plans to do so in the foreseeable future. Its loan agreement contains restrictions on dividend payments.

ITEM 6. Selected Financial Data

--------------------------------------------------------------------------------------------------------

Amounts in thousands, except per share data     2001        2000        1999        1998        1997*
--------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS

Net sales                                     $132,833    $123,922    $118,536    $120,846    $288,513

Cost of products sold                           97,564      92,042      86,390      87,590     255,252
                                              --------    --------    --------    --------    --------

Gross profit                                    35,269      31,880      32,146      33,256      33,261

Selling, general and
    administrative expenses                     37,546      38,076      29,730      28,879      36,056
                                              --------    --------    --------    --------    --------

Operating (loss) income                         (2,277)     (6,196)      2,416       4,377      (2,795)

Interest expense (income), net                     209        (228)         (8)        (82)      1,898
                                              --------    --------    --------    --------    --------

(Loss) income before income taxes               (2,486)     (5,968)      2,424       4,459      (4,693)

Income tax (benefit) provision                    (820)     (1,432)        572       1,650      (1,772)
                                              --------    --------    --------    --------    --------

Net (loss) income                             $ (1,666)   $ (4,536)   $  1,852    $  2,809    $ (2,921)
                                              ========    ========    ========    ========    ========

Basic net (loss) income per share             $  (0.53)   $  (1.49)   $   0.63    $   0.96    $  (1.00)

Diluted net (loss) income per share           $  (0.53)   $  (1.49)   $   0.63    $   0.95    $  (1.00)

Basic weighted average shares outstanding        3,144       3,050       2,939       2,932       2,921

Diluted weighted average shares outstanding      3,144       3,050       2,943       2,949       2,921

BALANCE SHEET DATA

Working capital                               $ 15,751    $ 19,781    $ 18,508    $ 18,521    $ 20,142

Total assets                                  $ 41,128    $ 45,129    $ 41,966    $ 38,481    $ 39,203

Debt                                          $  5,326    $  5,938    $     --    $     --    $  1,512

Shareholders' equity                          $ 22,725    $ 24,358    $ 27,450    $ 25,553    $ 22,623

* 1997 Operating results include sales and related expenses of the Company's wholesale drug distribution business. During the fourth quarter of 1997, the Company notified customers of its intention of a planned withdrawal from the business.

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation. Please refer to Notes to the Consolidated Financial Statements - Footnote 1.

Results of Operations

2001 Compared with 2000

Net sales increased 7.2% to $132.8 million from $123.9 million in the prior year, which was primarily volume driven. The Company distributes its products to markets in non-hospital settings nationwide including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. The sales increase was driven by multi-channel targeted marketing to health care specialties, through direct mail, national and field sales representatives and via the Internet. The sales growth that we realized in 2001 demonstrates continued strength in the physician and public sectors. Net sales to physician and public sectors grew 10.7% and 19.4%, respectively, while Internet based sales revenue increased 129.5% over prior year's results to represent 7.9% of our total net sales.

Gross profit increased by 10.6% to $35.3 million compared to $31.9 million in the prior year. The gross profit margin percentage increased to 26.6% from 25.7% in 2000. The increased gross profit margin is attributable to both product and market mix combined with continued improvements in our supply chain operation.

Selling, general and administrative (S,G&A) expenses decreased $0.5 million to $37.5 million compared to $38.0 million for the prior year. S,G&A expenses for the year ended December 30, 2000 contained a one-time charge in the amount of $2.5 million related to a matter the Company settled with the U.S. Government. As a percentage of net sales, S,G&A expenses decreased to 28.3% from 30.7%. Excluding the government settlement (see note 4) one-time charge, S,G&A expenditures increased $2.0 million due to expenses related to the transformation of the Company into a multi-channel direct marketer, including depreciation and amortization expenses related to prior investments in technology and the acquisitions of Podiatry Online and MERGInet.com. The increase in expenses was partially offset by the realization of efficiencies in the supply chain, including the closing of the Lemont distribution facility during the third quarter 2001. Continued leveraging of supply chain initiatives without adversely impacting customer service levels should continue to reduce fulfillment costs and overall operating costs. The Company believes the existing cost structure is adequate to support future growth.

Net interest expense of $0.2 million in contrast to $0.2 million of net interest income was attributable to the interest on the government settlement note payable, which was executed on February 1, 2001.

The effective income tax benefit rate of 33.0% was lower than the federal statutory rate due to tax implications relating to the closure of the Lemont distribution facility.

Fiscal 2001 operations showed a net loss of ($1.7) million or ($0.53) per share in comparison with a net loss of ($4.5) million or ($1.49) per share including one-time charge ($2.5) million or ($0.79) per share in 2000.

2000 Compared with 1999

Revenue for fiscal 2000 was $123.9 million, compared to $118.5 million in fiscal 1999, representing growth of 4.6%, which was primarily volume driven. The Company's growth reflected strength in key communities, including a 28.5% increase in the reseller community, as well as an 8.2% increase in our public community, and a 5.5% increase in our EMS community. Results for fiscal 2000 were significantly affected by a one-time charge of $2.5 million, reflected in selling, general and administrative expenses or ($0.79) per share, related to a matter the Company settled with the U.S. Government in the fourth quarter. Earnings per share decreased to ($1.49) from $0.63 a year ago. Excluding the one-time charge as a result of the government settlement, 2000 earnings per share would have been ($0.70) versus $0.63 a year ago.

Gross profit margin was 25.7% for the year, which was lower than the 27.1% of the prior year primarily due to the increased volume in the reseller community, which typically reflects lower margins.

Selling, general and administrative expenses increased to 30.7% of revenue as compared to 25.1% in the prior year. These expenses included incremental costs such as higher depreciation and amortization due to investments in technology, increased advertising and promotional costs associated with media initiatives, and outside consulting costs associated with the transformation to a "bricks and clicks" enterprise.

Interest income was $0.2 million in 2000, an increase of over 100% from the prior year. The increase was due to the Company maintaining favorable cash investments for eleven months of the year.

The effective income tax benefit rate of 24% was lower than the federal statutory tax rate due primarily to a net income tax provision from the settlement of the government contract.

Liquidity and Capital Resources

At its December 29, 2001 fiscal year end, the Company's cash and cash equivalents totaled $0.8 million, a $4.4 million decrease from December 30, 2000. The Company's operations used $2.4 million during the fiscal year 2001 compared to providing $1.4 million and $2.5 million in 2000 and 1999, respectively. In 2001, primary components of cash generated from operating activities were from depreciation offset by uses of cash from deferred income taxes (a net source of $2.2 million). This was offset by a use of cash of $2.9 million which resulted from a $2.8 million increase in trade receivables, a $1.3 million increase in inventory both of which are consistent with the Company's revenue growth, offset partially by an increase in accounts payable. In 2000, operating activities generated cash uses of $3.2 million which was offset by sources of $4.6 million in working capital. In 1999, operating activities generated cash sources of $5.8 million of which $3.9 million was from net non-cash elements in earnings, partially offset by a use of $2.9 million in working capital.

Investing activities used $1.5 million during the year 2001 compared to $3.5 million and $5.3 million in 2000 and 1999, respectively. The primary use of cash for 2001 was continued investment in technology relating to the Internet in comparison to 2000 when the Company invested in strategic acquisitions in key communities. In 2000, the Company used $1.5 million to acquire a controlling interest in Podiatry Online, $0.4 million to acquire MERGInet Medical Resources and also purchased $1.6 million in equipment and software as a result of the Company's ongoing investment in multi-channel marketing and e-commerce initiatives. The $5.3 million in 1999 was used for capital expenditures, primarily in technology such as the remaining investment of the ERP system as well as e-commerce initiatives.

Financing activities used cash of $0.6 million during 2001, compared with providing a source of cash in 2000 of $6.7 million and being neutral in 1999. The use of $0.6 million for 2001 is the result of payments made on the government settlement note payable. In 2000, $5.2 million was primarily attributed to an increase in long term notes payable relating to the government settlement note and the minimum purchase cost for the remaining minority interest in Podiatry Online. The Company also received $1.0 million in proceeds from the sale of treasury stock in 2000.

As the business grows, the Company believes that the funding needs for our operating working capital and investments will continue to be met through cash flow from operations and financing under our line of credit. On January 26, 2001, the Company entered into a three-year bank financing agreement which will provide up to $15 million in a revolving credit line. The credit line provides the Company with the latitude it needs to implement strategic initiatives as they arise. Our business continues not to be materially impacted by seasonal factors. The Company believes it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements.

Forward-Looking Information

This report contains statements about future events and expectations that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs, assumptions and expectations of the Company's future economic performance, taking into account the information that is currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside our control) that may cause the Company's actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

Business Strategy Factors

..     The inability to generate adequate revenues and income from our strategy to transform the Company to a multi-channel e-commerce enabled business.

..     Our limited experience as an online marketer.

..     Changes in demand for the Company's products.

..     Pressures on revenues resulting from, for example, customer consolidations or changes in customer buying patterns.

..     Changes in the availability or salability of products manufactured by our suppliers.

Operating Factors

..     Unforeseen web site hosting or other service disruptions, or online credit card fraud or security breaches in the Company's web site.

..     Failure to keep up with rapidly changing technologies or Internet developments.

..     Our internal systems are located in a single facility, the loss of which would significantly impact our continued business operations.

..     Disruptions in or cost increases for services or systems on which we are dependent, such as the trucking companies that deliver products from our suppliers, common carriers (such as United Parcel Service and Federal Express) which deliver products to our customers, telecommunication services, computer systems services, and printing services.

Competitive Factors

..     Intense competition in health care product distribution from, distributor consolidations, new online entrants and pricing pressures from larger distributors able to benefit from economies of scale or other operating efficiencies.

Governmental Factors

..     Changes in, or compliance with, laws regulating the distribution of drugs and medical devices.

..     Changes in governmental support or insurance coverage of health care products or services, including, potential governmental reductions in health care funding affecting our customers' services or revenues.

..     New governmental regulation of the Internet.

..     New sales tax collection obligations.

General Economic Factors

..     The effect of general economic conditions, inflation and interest rates.

..     Changes in currency exchange rates and political and economic conditions nationwide.

Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that the Company's expectations will be achieved. We qualify any forward-looking statements entirely by these cautionary factors, and readers are cautioned not to place undue reliance on forward-looking statements.

The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "intend," "project," "objective," "seek," "strive," "might," "seeks," "likely result," "build," "grow," "plan," "goal", "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements.

The forward-looking statements contained in this report only speak as of the date of this report. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any change in management's expectations or any change in events, conditions or circumstances on which the forward-looking statements are based.

RECENT FINANCIAL ACCOUNTING STANDARDS

Please refer to Notes to the Consolidated Financial Statements - Footnote 1.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We have no material market risk exposure associated with activities in derivative financial instruments, other financial instruments, or derivative commodity instruments. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2002, although there can be no assurances that interest rates will not significantly change.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data have been filed as part of this Annual Report as indicated in the index to consolidated Financial Statements and consolidated Financial Statement Schedule appearing on page 14.

                        MOORE MEDICAL CORP. & SUBSIDIARY


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                  Page No.
Report of Independent Accountants                                                    15

Consolidated Balance Sheets at the end of years 2001 and 2000                        16

Consolidated Statements of Operations for the years 2001, 2000 and 1999              17

Consolidated Statements of Shareholders' Equity for the years 2001, 2000 and 1999    18

Consolidated Statements of Cash Flows for the years 2001, 2000 and 1999              19

Notes to Consolidated Financial Statements                                          20-29

Consolidated Financial Statement Schedule II - Valuation and Qualifying
Accounts for the years ended 2001, 2000 and 1999                                     35

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Moore Medical Corp.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of Moore Medical Corp. and its subsidiary at December 29, 2001 and December 30, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------

PricewaterhouseCoopers LLP

Hartford, Connecticut
February 18, 2002

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Balance Sheets at End of Years

--------------------------------------------------------------------------------

(Amounts in thousands, except par value)                       2001       2000
--------------------------------------------------------------------------------

ASSETS

Current Assets
     Cash ................................................   $   835    $ 5,233
     Accounts receivable, less allowances
         of $933 and $664 ................................    15,122     12,326
     Inventories .........................................    10,829      9,554
     Prepaid expenses and other current assets ...........     1,875      2,152
     Deferred income taxes ...............................     1,523      3,692
                                                             -------    -------
         Total Current Assets ............................    30,184     32,957
                                                             -------    -------

Noncurrent Assets
     Equipment and leasehold improvements, net ...........     8,271      9,672
     Other assets ........................................     2,673      2,500
                                                             -------    -------
         Total Noncurrent Assets .........................    10,944     12,172
                                                             -------    -------
                                                             $41,128    $45,129
                                                             =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable ....................................   $11,204    $10,192
     Accrued expenses ....................................     1,873      2,254
     Current portion long term debt ......................     1,356        730
                                                             -------    -------
         Total Current Liabilities .......................    14,433     13,176
                                                             -------    -------

Deferred Income Taxes ....................................        --      2,387

Long Term Notes Payable ..................................     3,970      5,208

Commitments and Contingencies (See Note 8)

Shareholders' Equity
     Preferred stock, no shares outstanding ..............        --         --
     Common stock - $.01 par value;
     Shares authorized - 10,000
     Shares issued - 3,246 ...............................        32         32
     Capital in excess of par value ......................    21,548     21,700
     Note receivable .....................................      (298)        --
     Retained earnings ...................................     2,263      3,913
                                                             -------    -------
                                                              23,545     25,645
     Less treasury shares, at cost, 92 and 145 shares ....      (820)    (1,287)
                                                             -------    -------
         Total Shareholders' Equity ......................    22,725     24,358
                                                             -------    -------
                                                             $41,128    $45,129
                                                             =======    =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Operations for the Years

-----------------------------------------------------------------------------------

(Amounts in thousands, except per share data)        2001        2000        1999
-----------------------------------------------------------------------------------
Net sales ......................................   $132,833    $123,922    $118,536

Cost of products sold ..........................     97,564      92,042      86,390
                                                   --------    --------    --------

Gross profit ...................................     35,269      31,880      32,146

Selling, general and administrative expenses ...     37,546      38,076      29,730
                                                   --------    --------    --------

Operating (loss) income ........................     (2,277)     (6,196)      2,416

Interest expense (income), net .................        209        (228)         (8)
                                                   --------    --------    --------

(Loss) income before income taxes ..............     (2,486)     (5,968)      2,424

Income tax (benefit) provision .................       (820)     (1,432)        572
                                                   --------    --------    --------

Net (loss) income ..............................   $ (1,666)   $ (4,536)   $  1,852
                                                   ========    ========    ========

Basic net (loss) income per share ..............   $  (0.53)   $  (1.49)   $   0.63

Diluted net (loss) income per share ............   $  (0.53)   $  (1.49)   $   0.63

-----------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Shareholders' Equity for the Years

------------------------------------------------------------------------------------------------------------------
                             Common Stock
                            $.01 par value          Capital
                            --------------         in Excess                      Treasury Stock
                          Shares         Par         of Par      Retained      --------------------        Note
Amounts in thousands      Issued        Value        Value       Earnings      Shares         Cost      Receivable
------------------------------------------------------------------------------------------------------------------
1999
----
Beginning balance          3,246       $    33      $21,667      $ 6,597         (308)      $(2,744)
Net income                                                         1,852
Stock options/stock
  compensation                                            8                         3            37
                         -------       -------      -------      -------      -------       -------       -------

Ending balance             3,246            33       21,675        8,449         (305)       (2,707)           --

2000
----
Net (loss)                                                        (4,536)
Stock options/stock
  compensation                              (1)          25                       160         1,420
                         -------       -------      -------      -------      -------       -------       -------

Ending balance             3,246            32       21,700        3,913         (145)       (1,287)           --

2001
----
Net (loss)                                                        (1,666)
Stock options/stock
  compensation                                         (152)          16           53           467       $  (298)
                         -------       -------      -------      -------      -------       -------       -------

Ending Balance             3,246       $    32      $21,548      $ 2,263          (92)      $  (820)      $  (298)
                         =======       =======      =======      =======      =======       =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Cash Flows for the Years

-------------------------------------------------------------------------------------------------------

(Amounts in thousands)                                               2001          2000          1999
-------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net (loss) income ...........................................      $(1,666)      $(4,536)      $ 1,852
Adjustments to reconcile net (loss) income to net cash
flows (used in) provided by operating activities:
      Depreciation and amortization .........................        3,005         2,641         1,733
      Deferred income taxes .................................         (815)       (1,343)        2,170
      Other .................................................           --            30          (307)
      Changes in operating assets and liabilities
            Accounts receivable .............................       (2,796)         (838)       (2,103)
            Inventories .....................................       (1,275)        4,688          (558)
            Other assets ....................................          563          (300)          140
            Accounts payable ................................        1,012         2,709         2,062
            Other liabilities ...............................         (381)       (1,681)       (2,474)
                                                                   -------       -------       -------

Net cash flows (used in) provided by operating activities ...       (2,353)        1,370         2,515
                                                                   -------       -------       -------

Cash Flows From Investing Activities
Equipment and leasehold improvements acquired ...............       (1,468)       (1,599)       (5,336)
Acquisition of business .....................................           --        (1,934)           --
                                                                   -------       -------       -------

Net cashflows (used in) investing activities ................       (1,468)       (3,533)       (5,336)
                                                                   -------       -------       -------

Cash Flows From Financing Activities
Sale of treasury stock ......................................           35         1,444            45
Long term notes payable .....................................         (612)        5,208            --
                                                                   -------       -------       -------

Net cash flows (used in) provided by financing
activities ..................................................         (577)        6,652            45
                                                                   -------       -------       -------

(Decrease) increase in cash .................................       (4,398)        4,489        (2,776)
Cash at the beginning of year ...............................        5,233           744         3,520
                                                                   -------       -------       -------

Cash At End Of Year .........................................      $   835       $ 5,233       $   744
                                                                   =======       =======       =======

-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

General - Moore Medical is an Internet-enabled multi-channel marketer and distributor of medical, surgical and pharmaceutical products to over 100,000 health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. Moore Medical also serves the medical/surgical supply needs of over 26 customer community affiliates. We market to and serve our customers through direct mail, industry-specialized telephone support staff, field sales representatives and the Internet. Our direct marketing and distribution business has been in operation for over 50 years.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary using the fiscal year-ends discussed below. All intercompany accounts and transactions have been eliminated. The results of operations of companies acquired in purchase business transactions are included in the accompanying consolidated financial statements from the dates of acquisition.

During the year ended December 30, 2000, the Company completed two acquisitions of premier on-line information sources, one serving the podiatry practice community and the other servicing the EMS practice community. Both of these acquisitions were accounted for under the purchase method of accounting.

On June 15, 2000, the Company acquired 51% of the outstanding shares of capital stock of Podiatry Online, a Florida-based Internet magazine with circulation to more than 4,000 podiatrists for $500,000 and 29,826 shares of the Company's common stock valued at $254,000. In addition, the Company has committed to purchase the remaining 49% interest for a payment of not less than $500,000. The $1.5 million acquisition was recorded as a purchase, with $754,000 recorded as goodwill. Podiatry Online enables the Company access to a significant electronic sales channel to professionals in the podiatry market.

On July 14, 2000, the Company acquired 100% of the assets of MERGInet Medical Resources, the premier Internet publication serving emergency medical services and emergency medical professionals for $300,000 in cash and 26,432 shares of the Company's common stock valued at $150,000. The acquisition was recorded as a purchase with tangible and intangible assets being depreciated/amortized over their respective useful lives. MERGInet is one of the most heavily visited resource channels for emergency medical service professionals and the only on-line publication in the market.

The operating expenses of each of the acquisitions have been consolidated into the operating results for 2001 and for the period in 2000 during which the Company controlled each entity. The pro forma results of operations for the year ended December 30, 2000, assuming the acquisitions of MERGInet and Podiatry Online would have occurred on January 1, 2000, would not have been materially different than what was realized and reported in the results of operations for the year ended December 30, 2000.

Fiscal Year - The Company's fiscal year ends on the Saturday closest to December
31. The fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 were comprised of 52 weeks in 2001, 2000 and 1999.

Inventories - Inventories, consisting of products purchased for resale, are stated at the lower of average cost or market value. Market values are based on estimated sales prices of products.

Equipment and Leasehold Improvements - Equipment is recorded at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets as follows:

--------------------------------------------------------------------------------
Estimated Useful Lives
--------------------------------------------------------------------------------

Equipment                                    7 years
Furniture & Fixtures                         7 years
Computer equipment and software              3 years
Leasehold improvements                       Shorter of asset life or lease term

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

Intangible Assets - Included within other current assets is goodwill, net of amortization, related to the acquisitions of MERGInet Medical Resources and Podiatry Online in the amounts of $1.0 million and $1.1 million for 2001 and 2000, respectively.

Sales Recognition Policy and Customers - Sales are recorded upon shipment of products to customers. Accounts receivable have been reduced by estimated amounts for allowances related to future charges for uncollected accounts and product returns.

Advertising - The cost of direct response catalog advertising is deferred and amortized over the period of expected revenues. Direct response catalog advertising consists primarily of catalog production expenses and related postage costs. Catalogs are effective for varying time periods but the largest catalogs are generally effective for less than a year. At December 29, 2001 and December 30, 2000, $283,000 and $639,000, respectively, of direct response catalog advertising expenses were deferred. Catalog advertising expense totaled $5,039,000, $4,527,000 and $2,485,000 in 2001, 2000 and 1999, respectively.

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

Reclassification - Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company does not believe that the prospective adoption of this standard will have a material impact on its consolidated financial statements.

SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an "amortization" method to an "impairment only" approach. Due to the adoption of SFAS No. 142, the Company will not amortize goodwill beginning in fiscal 2002. The goodwill amortization expense during fiscal 2001 was $137,771. The Company does not anticipate the adoption of this standard will result in a material write down during fiscal 2002.

During September 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10"), which addresses the income statement classification of amounts charged to customers for, as well as costs incurred related to, shipping and handling. The effective date of EITF 00-10 was the quarter ended December 30, 2000. EITF 00-10 requires that amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. In addition, if costs incurred related to shipping and handling are significant and are not included in cost of sales, an entity should disclose both the amount of such costs and the income statement classification.

Shipping and handling costs billed to customers are classified as revenues for all periods presented; previously, these revenues were offset against the related costs incurred, which were included in general and administrative expenses. Revenues from shipping and handling for each of the three years in the periods ended 2001, 2000, and 1999 were $640,000, $367,000, and $82,000, respectively. Costs related to shipping and handling are classified as cost of goods sold for all periods presented. Costs for shipping and handling were $5,835,000, $5,330,000, and $4,817,000, during each of the three years in the periods ended 2001, 2000, and 1999, respectively.

The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement, effective for fiscal years beginning after June 15, 2002, requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion of construction or shortly thereafter. The Company does not believe that the prospective adoption of this standard will have a material impact on its consolidated financial statements.

The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The statement is effective for fiscal years beginning after December 15, 2001. SFAS 144 will supersede SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 144 changes the criteria for classifying an asset as held-for-sale. SFAS 144 will supersede APB Opinion 30 with regards to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. The new pronouncement also expands the amount of dispositions that will qualify for discontinued operations treatment in the income statement. The Company does not believe that the prospective adoption of this standard will have a material impact on its consolidated financial statements.

Note 2 - Income Taxes

The income tax (benefit) provision consists of the following:

--------------------------------------------------------------------------------
Amounts in thousands                         2001          2000           1999
--------------------------------------------------------------------------------
Current
    Federal                                 $  --        $   (94)       $(1,554)
    State                                      20              5            (44)
                                            -----        -------        -------
      Total current                            20            (89)        (1,598)
                                            -----        -------        -------
Deferred                                     (840)        (1,343)         2,170
                                            -----        -------        -------
      Total (benefit) provision             $(820)       $(1,432)       $   572
                                            =====        =======        =======

A reconciliation of the statutory federal income tax rate to the effective income tax rate as a percentage of pretax income is as follows:

--------------------------------------------------------------------------------
                                                       2001      2000      1999
--------------------------------------------------------------------------------

Statutory federal income tax rate                      34.0%     34.0%     34.0%
State income taxes, net of federal tax benefit          1.9       2.7       3.8
Valuation allowance                                    (2.1)     (1.5)      2.8
Other - net                                            (0.8)    (11.2)    (17.0)
                                                      -----     -----     -----
Effective income tax rate                              33.0%     24.0%     23.6%
                                                      =====     =====     =====

The effective income tax benefit rate of 33.0% was lower than the federal statutory tax rate due primarily to a net income tax charge of 2.1% due to the closure of the Lemont distribution facility. The effective income tax benefit rate of 24.0% in 2000 included an income tax provision of 12.5% relating to the government settlement (see note 4). The effective income tax provision of 23.6% in 1999 included an income tax benefit of $0.3 million or 12% recorded from a favorable settlement of a tax matter relating to 1998.

Deferred income tax assets and liabilities at the end of each year consist of the tax effects of temporary differences related to the following:

--------------------------------------------------------------------------------
Amounts in thousands                                       2001           2000
--------------------------------------------------------------------------------

Allowance for doubtful accounts                          $   398        $   249
Inventories                                                  584            734
Accrued expenses                                             201          1,368
Federal & State Tax NOLs                                   3,298          1,789
Other                                                        173            183
State tax valuation allowances                              (206)          (155)
                                                         -------        -------
     Deferred Tax Assets                                   4,448          4,168
                                                         -------        -------

Accumulated depreciation/amortization                     (1,986)        (2,513)
Prepaid pension expense                                     (342)          (350)
                                                         -------        -------
     Deferred Tax Liabilities                             (2,328)        (2,863)
                                                         -------        -------
                                                         $ 2,120        $ 1,305
                                                         =======        =======

The Company had federal net operating loss carryforwards of $8,588,399 and state net operating loss carryforwards of $8,119,931 at December 29, 2001. A valuation allowance of $205,745 has been provided against the state net operating loss deferred tax asset of $377,608. The net operating loss carryforwards begin to expire in 2002 and continue through 2021. After application of the valuation allowance described above, the Company anticipates no limitations will apply with respect to utilization of the net deferred tax assets described above.

Income tax payments totaled $0, $31,000 and $1,004,000 in 2001, 2000 and 1999, respectively.

Note 3 - Equipment and Leasehold Improvements

Equipment, leasehold improvements and accumulated depreciation are summarized as follows:

--------------------------------------------------------------------------------
Amounts in thousands                                    2001             2000
--------------------------------------------------------------------------------

Equipment                                             $  4,285         $  4,751
Furniture & Fixtures                                     1,290            1,297
Computer equipment and software                         16,690           15,558
Leasehold improvements                                   3,231            3,214
                                                      --------         --------
                                                        25,496           24,820
Less: accumulated depreciation                         (17,225)         (15,148)
                                                      --------         --------
                                                      $  8,271         $  9,672
                                                      ========         ========

Note 4 - Debt and Long Term Contingencies

On January 26, 2001, the Company entered into a collateralized bank financing agreement, which provides up to $15 million revolving line of credit through January 26, 2004. Interest is charged at the prime rate or, at the option of the Company, at the LIBOR rate plus a margin ranging from 0% to 2.75% depending on the financial leverage of the Company. In addition, the Company pays a commitment fee on the unused line of credit.

In consideration for the revolving line of credit, the Company has collateralized all of the Company's assets (current and future existence) over the term of the credit facility. Pursuant to the revolving line of credit agreement, the Company covenants that as long as it has any obligations or commitments to the lender, that the Company will be subject to financial covenants involving Consolidated Tangible Net Worth and a Leverage Ratio calculation. These covenant targets fluctuate over the course of the term of the collateralized bank financing agreement.

The Company previously had an unsecured bank financing agreement that provided a revolving line of credit of up to $10 million revolving line of credit that ended on March 31, 2000.

--------------------------------------------------------------------------------
Amounts in thousands                                             2001      2000
--------------------------------------------------------------------------------
Borrowings
    Average                                                      $  0      $ 10
    Maximum                                                      $  0      $361

Weighted daily average interest rate
    For the year                                                 0.0%      1.6%
    At year end                                                  0.0%      0.0%

Cash payments for interest on revolving credit financing totaled $43,000 and $1,000 in 2001 and 2000, respectively.

On February 1, 2001, the Company signed an agreement with the U.S. Government settling a pricing error by its former wholesale division under federal supply contracts entered into in 1991. In 1997, the Company voluntarily disclosed the error to the Government and established a $3.8 million reserve for 1996. In the fourth quarter of 2000, an additional $2.5 million reserve was recorded for the liability and associated legal costs. In settlement, the Company agreed to pay the government a total of $5.2 million ("government settlement note"), including $0.5 million on signing, and $4.7 million over five years. The settlement is interest bearing at rates ranging from 5.25% to 7.25%. The future principal and interest payments for the government settlement note are as follows: 2002 $888,803; 2003 $1,066,075; 2004 $1,591,763; 2005 $1,852,106. The principal and interest portion of the government settlement note is reflected in the Balance Sheets as follows:

--------------------------------------------------------------------------------
Amounts in thousands                                         2001          2000
--------------------------------------------------------------------------------

Government settlement note:
      Current portion long term debt                        $  635        $  730
      Long term notes payable                                3,970         4,470
                                                            ------        ------
Total government settlement note                            $4,605        $5,200
                                                            ======        ======

Included in the liability section of the Balance Sheets is a note payable related to the acquisition of a controlling interest in Podiatry Online. The note payable is classified as follows:

--------------------------------------------------------------------------------
Amounts in thousands                                           2001         2000
--------------------------------------------------------------------------------

Podiatry Online note:
      Current portion long term debt                           $721         $ --
      Long term notes payable                                    --          738
                                                               ----         ----
Total Podiatry Online note                                     $721         $738
                                                               ====         ====

Note 5 - Employee Benefits

All employees meeting eligibility requirements participate in the Company's defined benefit pension plan under which pension benefits are based on the employee's highest consecutive five-year average annual compensation. The Company's funding policy is to comply with the minimum funding requirements set by the Employee Retirement Income Security Act of 1974 (ERISA).

Pension disclosure requirements of Financial Accounting Standard No. 132:

--------------------------------------------------------------------------------
Amounts in thousands                                       2001          2000
--------------------------------------------------------------------------------

Change in Benefit Obligation

Benefit obligation at beginning of year                  $ 3,977       $ 3,722
Service cost                                                 358           342
Interest cost                                                345           279
Actuarial gain                                               593           191
Benefits paid                                               (802)         (557)
                                                         -------       -------
Benefit obligation at end of year                        $ 4,471       $ 3,977
                                                         =======       =======

Change in plan assets

Fair value of plan assets at beginning of year           $ 4,825       $ 5,218
Actual return on plan assets                                (125)           15
Employer contribution                                        286           149
Benefits paid                                               (802)         (557)
                                                         -------       -------
Fair value of plan assets at end of year                 $ 4,184       $ 4,825
                                                         =======       =======

Funded status                                            $  (289)      $   847
Unrecognized net actuarial gain (loss)                     1,139            34
Unrecognized prior service cost                               27            32
                                                         -------       -------
Prepaid benefit cost                                     $   877       $   913
                                                         =======       =======

Weighted-Average Assumptions as of Period
Ending

Discount rate                                               7.25%         7.50%
Expected return on plan assets                              9.00%         9.00%
Rate of compensation increases                              4.00%         4.00%

--------------------------------------------------------------------------------
Amounts in thousands                               2001        2000        1999
--------------------------------------------------------------------------------

Components of Net Periodic Benefit Cost

Service cost                                      $ 358       $ 342       $ 327
Interest cost                                       345         279         275
Expected return on plan assets                     (433)       (470)       (436)
Amortization prior service cost                       5           5           5
Amortization transition cost                         --          12          12
Recognized net actuarial loss                        --          --         (65)
                                                  -----       -----       -----
Net periodic benefit cost                         $ 275       $ 168       $ 118
                                                  =====       =====       =====

The present value of the projected benefit obligation was determined using a discount rate of 7.5% in 2001, 2000 and 1999. The present value of the projected benefit obligation is based on actuarial assumptions and on estimates, including an assumed discount rate, which may change in the future and significantly affect the amount of this obligation.

In addition to the pension plan, the Company has a 401(k) defined contribution retirement plan available to employees meeting eligibility requirements. This plan provides for Company non-discretionary matching contributions in an amount equal to 50% of employee pretax contributions subject to a maximum of 6% of employee's eligible compensation contributed to the plan. In 1999, the Company provided additional Company contributions to partially match employee contributions. The Company's expense in connection with this plan for the years 2001, 2000 and 1999 amounted to $139,000, $288,000 and $622,000, respectively.

Note 6 - Shareholders' Equity

The Company's Board of Directors, with shareholders' approval, adopted, as of June 22, 2000, an "Amendment of Certificate of Incorporation to increase authorized Common Stock". Authorized Shares of Common Stock were increased to 10 million shares and the authorization of Class A Preferred Stock and Class B Preferred Stock were deleted.

At December 29, 2001, the Company had Class C Preferred Stock, $1.00 par value, 1,000,000 shares authorized of which 35,000 shares have been designated as a Series I Junior Participating Preferred Stock.

The Shareholder Rights Plan, which the Company adopted in March 1989, expired on March 16, 1999. In November 1998, the Company adopted a successor Shareholder Rights Plan and declared a dividend distribution, effective March 17, 1999, of one Preferred Stock Purchase Right (the "Rights") for each outstanding share of common stock. The Rights will become exercisable, with certain exceptions, only if a party or group acquires 15% or more of the Company's common stock or announces an offer to acquire 15% or more. When exercisable, with some exceptions, each Right will entitle its holder (other than the party or group acquiring 15% or more or offering to acquire 15% or more of the common stock) to buy one one-hundredth of a share of a Series I Junior Participating Preferred Stock at a purchase price of $70.00. Upon the occurrence of certain events, Rights holders (other than such party or group) will be entitled to purchase either preferred stock of the Company or shares of the acquiring company at half of their market value. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time prior to the earlier of the expiration of the Rights in March 2009 or ten days following the acquisition of or offer for 15% of the Company's common stock.

On January 11, 2001, the Company's Board of Directors authorized to transfer 50,000 shares of common stock from its treasury shares to Linda M. Autore in consideration of Ms. Autore's promissory note secured by said shares in the principal amount of $281,250 pursuant to the terms and conditions set forth in an Executive Compensation Agreement, Recourse Promissory Note and Pledge Agreement dated January 11, 2001.

On September 17, 2001, the Company adopted a stock repurchase program to purchase, at the Board of Director's discretion, up to $2 million of its common stock in the open market, through private transactions or otherwise. This stock repurchase program shall remain in effect until the $2 million is used by the Company to repurchase shares of its common stock, unless the Board of Directors or its Executive Committee terminates the program before then. As of December 29, 2001, no shares of common stock have been repurchased under this program.

Note 7 - Stock Options

In 2000, the Company's Board of Directors, with the shareholders' approval, adopted the "2000 Incentive Compensation Program" for directors, officers, employees, consultants, independent contractors and agents of the Company. Stock options awarded under the "program" shall be a "non-qualified stock option" exercisable in cumulative annual installments commencing one year from the date of the grant and expiring in either four or five years from the grant date. The new program may not exceed 505,000 shares, a total increase of 350,000 shares over the number of shares available for the grant of new options under the present program, including 155,000 shares issued from prior plan which were available for grant. Effective from the date of said approval, no new options shall be granted under a "prior plan" (1992 incentive stock plan and 1998 non-qualified plans) of Moore Medical.

The Company's Board of Directors adopted and approved the 1998 Stock Incentive Plan that authorized stock option grants for 100,000 shares to directors, officers and key employees. The Plan authorized and permitted the granting of non-qualified stock options of the Company's stock exercisable in four cumulative annual installments commencing one year from the date of the grant and expiring five years from the grant date.

The 1992 Incentive Stock Option Plan authorized stock option grants for 200,000 shares. Under the plan, options were granted for ten years at prices not less than 100% of the fair market value of the common stock on the date of grant. The options were exercisable as determined by the Compensation Committee of the Board of Directors at the time of grant and were typically exercisable in four or five cumulative annual installments beginning one year after the date of grant and expiring five to ten years from the date of grant.

Stock option transactions for all three plans summarized as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                                                 2000 Incentive
                        1992 Incentive Stock Option Plan    1998 Stock Incentive Plan         Compensation Program
------------------------------------------------------------------------------------------------------------------------

                          Number of    Weighted Average   Number of    Weighted Average   Number of     Weighted Average
                           Options      Exercise Price     Options      Exercise Price     Options       Exercise Price
------------------------------------------------------------------------------------------------------------------------
Outstanding at end
     of 1999                27,900          $11.55         114,500          $11.54              --          $ 0.00

     Granted                69,000           10.21              --              --          98,000            7.83

     Canceled              (25,300)          10.80         (12,750)          11.35              --              --

     Exercised              (2,500)          10.63          (1,250)          10.88              --              --
                           -------                         -------                         -------
Outstanding at end
     of 2000                69,100           10.53         100,500           11.54          98,000            7.83

     Granted                    --              --              --              --         148,100            7.51

     Canceled              (23,100)          11.13         (27,000)          11.48         (90,400)           7.55

     Exercised                  --              --              --              --          (2,500)           6.76
                           -------                         -------                         -------
Outstanding at end
     of 2001                46,000          $10.22          73,500          $11.58         153,200          $ 7.74
                           =======                         =======                         =======

Exercisable 2001            16,750          $10.62          46,375          $11.60          19,125          $ 9.12

Exercisable 2000            20,100          $11.56          40,750          $11.59           7,000          $11.00

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees". If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share, basic and diluted, would have been reduced to pro forma amounts of ($2.2) million and ($0.71) per share, ($4.6) million and ($1.51) per share, and $1.8 million and $0.61 per share for 2001, 2000, and 1999, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants issued during the year ended December 29, 2001: dividend yield of 0%; risk-free rates ranging from 4.6% to 5.8%, expected volatility factors ranging from 34% to 50%; and expected option terms ranging from four to five years.

Note 8 - Commitments

The Company leases its various facilities such as its distribution centers, office facilities and certain equipment. Certain lease commitments provide that the Company pay taxes, insurance, and maintenance expenses relating to the leased assets. Rental expense approximated $1,334,000, $1,240,000, and $1,218,000 in 2001, 2000, and 1999, respectively. As of December 29, 2001, future minimum payments, for all leases are as follows:
2002, $1,240,000; 2003, $638,000; 2004, $419,000; 2005, $203,000; 2006, $92,000;
thereafter, $0.

Note 9 - Subsequent Events

Subsequent to year-end 2001, on February 13, 2002, the Company utilized its collateralized revolving credit facility to pay off the government settlement note in full to take advantage of the current low interest rate environment.

In addition, on February 15, 2002, the Company purchased a 30 month Interest Rate Cap in the amount of $3.0 million with a cap rate of 4.0% to hedge against an increase in interest rates. The fee of $56,000 will be recorded in accordance with FAS 133 as amended "Accounting for Derivatives and Hedging Activity". Under this standard, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to earnings or to shareholders' equity through other comprehensive income.

Based upon the "Job Creation and Worker Assistance Act" signed by President Bush on March 9, 2002, which allows companies to carry current year net operating losses back five years, the Company will be able to carry its current year net operating loss back five years. The Company estimates the carry back will result in a current refund of approximately $1.0 million.

Note 10 - Selected Quarterly Information (Unaudited)

----------------------------------------------------------------------------------------------------------
Amounts in thousands,                                                     Net Income            Net Income
except per share data         Net Sales            Gross Profit             (Loss)              (Loss) Per
                                                                                                   Share
----------------------------------------------------------------------------------------------------------
1999
----
First                         $ 29,055               $ 8,434               $   477                $ 0.16
Second                          29,377                 8,163                   428                  0.15
Third                           31,110                 8,125                   803                  0.27
Fourth                          28,994                 7,424                   144                  0.05
                              --------               -------               -------                ------
    Year                      $118,536               $32,146               $ 1,852                $ 0.63
                              ========               =======               =======                ======

2000
----
First                         $ 29,594               $ 7,517               $  (255)               $(0.09)
Second                          30,340                 7,856                    79                  0.03
Third                           33,146                 8,580                  (567)                (0.18)
Fourth                          30,842                 7,927                (3,793)                (1.25)
                              --------               -------               -------                ------
    Year                      $123,922               $31,880               $(4,536)               $(1.49)
                              ========               =======               =======                ======

2001
----
First                         $ 32,365               $ 8,419               $(1,097)               $(0.35)
Second                          32,620                 8,601                  (760)                (0.24)
Third                           34,685                 9,087                  (126)                (0.04)
Fourth                          33,163                 9,162                   317                  0.10
                              --------               -------               -------                ------
    Year                      $132,833               $35,269               $(1,666)               $(0.53)
                              ========               =======               =======                ======

Net Sales and Gross Profit reflect reclassifications due to the impact of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs".

--------------------------------------------------------------------------------

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

Incorporated by reference to information under the caption "Certain Information Regarding Management's Nominees" and "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2002 definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 11. Executive Compensation

Incorporated by reference to information under the caption "Executive Compensation", "Defined Benefit Plans", "Stock Options", "Compensation Committee Interlocks and Insider Participation", "Compensation Committee's Report", "Performance Graph", and "Fees Paid to Directors" in the Company's 2002 definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to information under the caption "Principal Holders of Common Stock", "Certain Information Regarding Management's Nominees", and "Executive Officers" in the Company's 2002 definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions

Incorporated by reference to information under the captions "Fees Paid to Directors", "Executive Compensation", and "Defined Benefit Plans" in the Company's 2002 definitive proxy statement to be filed pursuant to Regulation 14A.

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

        Exhibits Filed Under Item 601 of Regulation              Filed Herewith or Incorporated by
        S-K                                                      Reference To:
3.      Articles of Incorporation and By-Laws

..1      Certificate of Incorporation, as                         Exhibit 3.1 to Form 10-K for the fiscal year ended
        Amended.                                                 January 3, 1981, Exhibit 1 to Form 10-Q for the
                                                                 quarter ended June 29, 1985, Exhibit 3.1 to Form
                                                                 10-K for the fiscal year ended January 2, 1988,
                                                                 Exhibit 3.1 to Form 10-K for the fiscal year ended
                                                                 January 2, 1999, Exhibit 3.4 to Form 10-Q for the
                                                                 quarter ended July 1, 2000.

..2      Certificate of Designation under                         Exhibit 3 to Form 8-A filed December 30, 1998.
        Delaware General Corporation Law.

..3      By-Law, as amended.                                      Exhibit 3.3 to Form 10-K for the fiscal year ended
                                                                 January 3, 1981, Exhibit 3.3 to Form 10-K for the
                                                                 fiscal year ended December 30, 1989, and Exhibit
                                                                 3.3 to Form 10-K for the fiscal year ended
                                                                 January 2, 1999.

4.      Instruments Defining the Rights of Security
        Holders

..1      Stock Repurchase Program, adopted September 17, 2001.    Exhibit 3.4 to Form 10-Q for the period ended
                                                                 September 29, 2001.

..2      Rights Agreement, between the Company and American       Exhibit 4 to Form 8-K dated December 22, 1998.
        Stock Transfer & Trust Co., dated November 18, 1998
        (includes as Exhibit B the forms of Rights Certificate
        and Election to Purchase, and as Exhibit C the form of
        Amended and Restated Certificate of Designations of
        Series I Junior Preferred Stock Certificate).

10.       Material Contracts

..3        Leases of property located in New                      Exhibit 10.3A to Form 10-K for the fiscal year
          Britain, Connecticut, as amended.                      ended December 28, 1985, Exhibit 10.3 to Form
                                                                 10-K for the fiscal year ended December 30, 1989,
                                                                 and filed herewith.

..4A       Moore Medical Corp. Capital Accumulation Plan,         Filed herewith.
          Fidelity - The Corporateplan for Retirement Service
          Agreement with Fidelity, effective November 1, 2001.

..4B       Summary Plan Description - Moore Medical Corp.         Filed herewith.
          Capital Accumulation Plan, effective November 1,
          2001.

..4C       Fidelity - The CORPORATEPlan For Retirement Adoption   Filed herewith.
          Agreement, effective November 1, 2001.

..5        Defined Benefit Pension Plan and Trust                 Exhibits 10.5A, 10.5B and 10.5C to Form 10-K for
          Agreement dated September 26, 1994, as                 the fiscal year ended December 31, 1994 and
          amended.                                               Exhibit 10.5D to Form 10-K for the fiscal year
                                                                 ended January 1, 2000.

..6        Incentive Stock Option Plan, as amended.               Exhibit A to the 1982 Proxy Statement, Exhibit
                                                                 10.2 to Form 10-K for the fiscal year ended
                                                                 January 1, 1983 and Exhibit 4(d) to a Registration
                                                                 statement on Form S-8 (commission file No.
                                                                 33-20037) effective February 29, 1988 and Exhibit
                                                                 A to the 1992 Proxy Statement.

..7        Non-qualified Stock Option Plan.                       Exhibit 10.7 to Form 10-K for the fiscal year
                                                                 ended January 2, 1999.

..8        2001 - 2002 Change of Control and Position Payment     Exhibit 10.8 to Form 10-K for the fiscal year
          Plan.                                                  ended December 30, 2000.

..9        Employment Agreement between the Company               Exhibit 10.9 to Form 10-K for the fiscal year
          and Jerry Flasz, effective January 15, 2001.           ended December 30, 2000.

..10       Employment Agreement between the Company               Exhibit 10.10 to Form 10-K for the fiscal year
          and James R. Simpson, effective                        ended December 30, 2000.
          March 5, 2001.

..11       Loan and Security Agreement between the Company and    Exhibit 10.11 to Form 10-K for the fiscal year
          Fleet Capital Corporation dated January 26,            ended December 30, 2000.
          2001.

..12       Appendix A to Security Agreement dated January 26,     Exhibit 10.12 to Form 10-K for the fiscal year
          2001, between the Company and Fleet Capital            ended December 30, 2000.
          Corporation.

..13       Amended and Restated Employment Agreement between      Exhibit 10.20 to Form 10-Q for period ended
          the Company and Linda M. Autore, effective March 1,    April 1, 2000.
          2001.

..14       Subscription Agreement between the Company             Exhibit 10.21 to Form 10-Q for period ended
          and Vantage Venture Partners, LP, dated                April 1, 2000.
          February 28, 2000.

..15       Executive Subscription Agreement between               Exhibit 10.25 to Form 10-K for the fiscal year
          the Company and Linda M. Autore dated                  ended December 30, 2000.
          January 11, 2001.

..16       Pledge Agreement between the Company and Linda M.      Exhibit 10.26 to Form 10-K for the fiscal year
          Autore dated January 11, 2001.                         ended December 30, 2000.

..17       Recourse Promissory Note between the Company and       Exhibit 10.27 to Form 10-K for the fiscal year
          Linda M. Autore dated January 11, 2001.                ended December 30, 2000.

..18       Consulting Agreement between the Company and Peter     Filed herewith.
          A. Derow effective October 8, 2001.

..19       Employment Agreement between the Company               Filed herewith.
          and Jon Garrity, effective October 1, 2001.

..20       Promissory Note of the Company to the U.S.             Exhibit 10.28 to Form 10-Q for period ended
          Government dated February 1, 2001.                     March 31, 2001.

21.       Subsidiaries

..1        Subsidiaries, identifiable pursuant to Item            Exhibit 22 to Form 10-K for the fiscal year ended
          601 (21) of Regulation S-K.                            December 28, 1991.

23.       Consent of Expert

..1        Consent of PricewaterhouseCoopers LLP.                 Filed herewith.

(b) Reports on Form 8-K: The Company filed no Current Report on Form 8-K during the quarter ended December 29, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE MEDICAL CORP.

BY: /s/ Linda M. Autore                    BY: /s/ James R. Simpson
---------------------------------------    ------------------------------------
Linda M. Autore, President and Chief       James R. Simpson, Executive Vice
Executive Officer                          President and Chief Financial
March 27, 2002                             Officer
                                           March 27, 2002


                                           BY: /s/ John M. Zinzarella
                                           ------------------------------------
                                           John M. Zinzarella, Vice President
                                           and Controller
                                           March 27, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Linda M. Autore                       /s/ Robert H. Steele
---------------------------------------   --------------------------------------
Linda M. Autore, President and Chief      Robert H. Steele, Chairman of the
Executive Officer                         Board
March 27, 2002                            March 27, 2002

/s/ Christopher W. Brody                  /s/ Peter C. Sutro
---------------------------------------   --------------------------------------
Christopher W. Brody, Director            Peter C. Sutro, Director
March 27, 2002                            March 27, 2002

/s/ Peter A. Derow                        /s/ Wilmer J. Thomas, Jr.
---------------------------------------   --------------------------------------
Peter A. Derow, Director                  Wilmer J. Thomas, Jr., Director
March 27, 2002                            March 27, 2002

/s/ Steven Kotler                         /s/  Dan K. Wassong
---------------------------------------   --------------------------------------
Steven Kotler, Director                   Dan K. Wassong, Director
March 27, 2002                            March 27, 2002

                                                                     SCHEDULE II

                        MOORE MEDICAL CORP. & SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                    ALLOWANCES FOR RETURNS AND UNCOLLECTIBLES

                                                    Balance at       Additions                   Balance at
                                                   Beginning of     Charged to                     End of
                                                      Period         Expenses      Deductions      Period
                                                   ------------     ----------     ----------    ----------
Allowance for Returns and Uncollectibles

Fiscal Year End December 29, 2001                      $664            $367          $ (98)         $933

Fiscal Year End December 30, 2000                      $663            $ 89          $ (88)         $664

Fiscal Year End January 1, 2000                        $835            $ 16          $(188)         $663