Form 10-Q
period 2002-03-30
MOORE MEDICAL CORP
filed 2002-05-13
CIK 74691

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

       For the quarterly period ended March 30, 2002

                                       OR

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES ACT OF 1934

       For the transition period from  ________ to ______________

       Commission file number 1-8903

                               MOORE MEDICAL CORP.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

Delaware                                                 22-1897821
(State of incorporation)                                 (I.R.S. Employer
                                                         Identification Number)
389 John Downey Drive
P.O. Box 1500, New Britain, CT  06050
(Address of principal executive offices)

860-826-3600
(Registrant's telephone number)

--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No _____ ----------


  3,156,443 number of shares of Common Stock outstanding as of March 30, 2002.

================================================================================

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------

(Amounts in thousands, except par value)                     March 30, 2002    December 29, 2001
                                                                Unaudited
-------------------------------------------------------------------------------------------------

ASSETS

Current Assets
     Cash ...................................................  $     55           $    835
     Accounts receivable, less allowances
           of $1,062 and $933 ...............................    14,496             15,122
     Inventories ............................................    10,116             10,829
     Prepaid expenses and other current assets ..............     2,354              1,875
     Deferred income taxes ..................................     2,523              1,523
                                                               --------           --------
         Total Current Assets ...............................    29,544             30,184
                                                               --------           --------

Noncurrent Assets
     Equipment and leasehold improvements, net ..............     7,731              8,271
     Other assets ...........................................     2,421              2,673
                                                               --------           --------
         Total Noncurrent Assets ............................    10,152             10,944
                                                               --------           --------
                                                               $ 39,696           $ 41,128
                                                               ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable .......................................  $ 10,719           $ 11,204
     Accrued expenses .......................................     1,494              1,873
       Current portion long term debt .......................       716              1,356
                                                               --------           --------
         Total Current Liabilities ..........................    12,929             14,433
                                                               --------           --------

Deferred Income Taxes .......................................       403                 --

Long Term Notes Payable .....................................     3,428
                                                                                     3,970
Shareholders' Equity
     Preferred stock, no shares outstanding .................        --                 --
     Common stock - $.01 par value;
     Shares authorized - 10,000
     Shares issued - 3,246 ..................................        32                 32
     Capital in excess of par value .........................    21,547             21,548
     Note receivable ........................................      (303)              (298)
     Retained earnings ......................................     2,458              2,263
                                                               --------           --------
                                                                 23,734             23,545
     Less treasury shares, at cost, 90 and 92 shares ........      (798)              (820)
                                                               --------           --------
         Total Shareholders' Equity .........................    22,936             22,725
                                                               --------           --------
                                                               $ 39,696           $ 41,128
                                                               ========           ========

-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Operations For The Three Months Ended
Unaudited

---------------------------------------------------------------------------------------------------

(Amounts in thousands, except per share data)                       March 30, 20   March 31, 2001
---------------------------------------------------------------------------------------------------
Net sales .....................................................          $ 32,437         $ 32,365

Cost of products sold .........................................            23,441           23,946
                                                                         --------         --------

Gross profit ..................................................             8,996            8,419

Sales and marketing expenses ..................................             2,566            3,450

General and administrative expenses ...........................             6,080            6,807
                                                                         --------         --------

Operating income (loss) .......................................               350           (1,838)

Interest expense (income), net ................................                47              (36)
                                                                         --------         --------

Income (loss) before income taxes .............................               303           (1,802)

Income tax provision (benefit) ................................               108             (705)
                                                                         --------         --------

Net income (loss) .............................................          $    195         $ (1,097)
                                                                         ========         ========

Basic net income (loss) per share .............................          $   0.06         $  (0.35)

Diluted net income (loss) per share ...........................          $   0.06         $  (0.35)

Basic common shares outstanding* ..............................             3,154            3,117

Diluted common shares outstanding* ............................             3,177            3,117


---------------------------------------------------------------------------------------------------

*weighted average

2001 Net Sales and Gross Profit reflect reclassifications due to the impact of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs".

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Cash Flows For The Three Months Ended
Unaudited


-----------------------------------------------------------------------------------------------------

(Amounts in thousands)                                               March 30, 2002    March 31, 2001
-----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income (loss) ..................................................         $   195          $(1,097)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
     Depreciation and amortization .................................             753              811
     Changes in operating assets and liabilities:
         Accounts receivable .......................................             626           (1,275)
         Inventories ...............................................             713             (815)
         Other assets ..............................................            (824)          (1,245)
         Accounts payable ..........................................            (485)           1,044
         Other liabilities .........................................            (384)            (848)
                                                                             -------          -------

Net cash flows provided by (used in) operating activities                        594           (3,425)
                                                                             -------          -------

Cash Flows From Investing Activities
Equipment and leasehold improvements acquired ......................            (214)            (323)
                                                                             -------          -------

Net cash flows (used in) investing activities ......................            (214)            (323)
                                                                             -------          -------

Cash Flows From Financing Activities
Revolving Line of Credit ...........................................           3,428               --
Sale of Treasury Stock .............................................              22              302
Note Receivable ....................................................              (5)            (285)
Long term notes payable ............................................          (4,605)            (141)
                                                                             -------          -------

Net cash flows (used in) provided by financing activities ..........          (1,160)            (124)
                                                                             -------          -------

(Decrease) in cash .................................................            (780)          (3,872)
Cash at the beginning of year ......................................             835            5,233
                                                                             -------          -------

Cash At End Of Period ..............................................         $    55          $ 1,361
                                                                             =======          =======

-----------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statement of Shareholders' Equity
Unaudited

----------------------------------------------------------------------------------------------------------------

                                 Common Stock
                                $.01 par value        Capital
                                --------------       in Excess                   Treasury Stock
                              Shares         Par       of Par        Retained    --------------         Note
(Amounts in thousands)        Issued        Value      Value         Earnings  Shares       Cost      Receivable
----------------------------------------------------------------------------------------------------------------
Balance at 12/30/00            3,246      $    32   $  21,700       $  3,913     (145)     $  (1,287)    $     -

Net (loss)
Stock options/stock
  compensation                                           (165)        (1,097)      53            467        (285)
-----------------------------------------------------------------------------------------------------------------


Balance at 3/31/01             3,246      $    32   $  21,535       $  2,816      (92)     $    (820)    $  (285)
=================================================================================================================




Balance at 12/29/01            3,246      $    32   $  21,548       $  2,263      (92)     $    (820)    $  (298)
Net income                                                               195
Stock options/stock
  compensation                                             (1)                      2             22          (5)
-----------------------------------------------------------------------------------------------------------------


Balance at 3/30/02             3,246      $    32   $  21,547       $  2,458      (90)     $    (798)    $  (303)
=================================================================================================================


-----------------------------------------------------------------------------------------------------------------

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

Basis of Presentation

Moore Medical has prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim period have been made. The results for the three months ended March 30, 2002 do not necessarily indicate the results to be expected for the fiscal year ended December 28, 2002 or any other future period. The fiscal quarters ended on March 30, 2002 and March 31, 2001.

The accompanying unaudited financial statements should be read in conjunction with the Notes to Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 2001 Annual Report filed on Form 10-K and in this Form 10-Q Quarterly Report.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has not been involved with any business combinations subsequent to June 30, 2001, therefore there is no action required with respect to this pronouncement.

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

In August 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement, effective for fiscal years beginning after June 15, 2002, requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion of construction or shortly thereafter. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 will supersede SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 changes the criteria for classifying an asset as held-for-sale. SFAS No. 144 will supersede APB Opinion No. 30 with regards to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required by APB Opinion No.
30. The new pronouncement also expands the amount of dispositions that will qualify for discontinued operations treatment in the income statement. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RECLASSIFICATION
----------------

Certain prior year amounts have been reclassified to conform with the current year presentation.

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 30, 2002 compared to Three Months Ended March 31, 2001.
--------------------------------------------------------------------------------

Net sales for the first quarter were $32.44 million, as compared to $32.37 million in the first quarter 2001. The Company's revenue attainment in the first quarter 2001 was sustained through the development and implementation of more effective targeted marketing campaigns. The Company continued to experience growth in its public sector markets led by the corrections market which had a growth rate of 22.7%, over the prior year's first quarter. During the first quarter, the Company's Internet based net sales grew 41.4% over the prior year's quarter to $3.3 million representing 10.3% of the Company's total net sales.

Gross profit increased $0.6 million or 7.1%, to $9.0 million compared to $8.4 million for the same period a year ago. Overall gross profit margins increased to 27.7% in the first quarter 2002 from 26.0% in first quarter 2001, primarily attributable to product and market mix, and the realization of benefits from our supply chain initiatives.

Sales and marketing expenses decreased by $0.9 million or 25.7% to $2.6 million in 2002 from $3.5 million in 2001 due to the on-going effort to establish and implement more effective targeted marketing campaigns. As a percentage of net sales, sales and marketing expenses decreased to 8.0% in the first quarter 2002 from 10.8% for the same period a year ago. General and administrative expenses decreased by $0.7 million or 10.3% to $6.1 million in 2002 from $6.8 million in 2001 reflecting the continued realization of benefits from third and fourth quarter 2001 cost containment initiatives. As a percentage of net sales, general and adminstrative expenses decreased to 18.8% in the first quarter 2002 from 21.0% for the same period a year ago. The Company believes the existing cost structure continues to be adequate to support future growth.

Interest expense for the first quarter of 2002 increased to $47.3 thousand from interest income of ($36.0) thousand for the same period a year ago. The increase was attributable to the government settlement note payable, which was executed February 1, 2001 and a higher marketable security balance in the first quarter 2001.

The effective income tax rate of 35.5% was lower than the prior year's effective income tax benefit rate due to impact of the government settlement on 2001's tax benefit rate.

Net income increased to $0.2 million, or $0.06 earnings per share compared to a net loss of ($1.1) million, or ($0.35) loss per share, the same period a year ago.

Three Months Ended March 31, 2001 Compared to Three Months Ended April 1, 2000
------------------------------------------------------------------------------

Net sales for the first quarter ended March 31, 2001 increased to $32.4 million, an increase of $2.8 million or 9.4% from the same period a year ago. This marked the highest year-over-year quarterly growth rate in more than five years and the third consecutive quarterly increase of over 6% on a year-to-year basis. The Company's sales growth in the first quarter was primarily attributable to the acceleration of numerous marketing programs, which were planned to be initiated during the second quarter of the year, to early in the first quarter of 2001. These programs include direct mail catalogs, flyers and letters, e-marketing initiatives, customer support center representatives and specialty practice sales representatives. The sales and marketing strategy focused on optimizing direct marketing and channel deliverables resulting in a 12.2% increase in the number of customer sales orders processed in the period from the same period in 2000. The Company's e-commerce net sales quadrupled to nearly $2.4 million for the period from $0.6 million in 2000. The Company has achieved continued growth in its online web site since the opening of its integrated e-business site on May 30, 2000. Online sales growth for the three months ended March 31, 2001 was reflected across all market communities and was the result of direct marketing initiatives such as e-mail campaigns, web site promotions, investments in online communities and web affiliations.

Gross profit increased $0.9 million or 12.0% to $8.4 million, compared to $7.5 million for the same period in 2000. Overall gross profit margins increased to 26.0% from 25.4% in 2000. The increase is primarily attributable to the increased sales volume, product mix and continuing improvements in our supply chain operations.

Selling, general and administrative expenses (S,G&A) increased by $2.3 million or 28.8% to $10.3 million in 2001 from $8.0 million in 2000. S,G&A as a percentage of net revenue was 31.8% as compared to 27.0% in 2000. The increase was attributable to the timing of publication and distribution of our direct mail catalog, increased salary expenses relating to filling key management and staff positions, outside consulting primarily associated with e-commerce initiatives and freight and distribution expenses proportionate to net revenue growth. Besides the timing of certain marketing expenses compared to 2000, the increase in S,G&A was primarily a result of the Company's transformation from an online catalog direct marketer to a multi-channel Internet enabled marketer. The Company continues to improve efficiencies in its cost structure but believes it is adequate to attain future growth.

Net loss increased to ($1.1) million or ($0.35) loss per share compared to ($0.3) million, or ($0.09) loss per share, the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company ended the first quarter 2002 with $55 thousand in cash and cash equivalents, a $0.8 million decrease from December 29, 2001. The liquidity decline was primarily the result of the decision to refinance the government settlement note on February 13, 2002 with a combination of cash on hand and the draw-down of the collateralized revolving credit facility.

The Company's operations provided $0.6 million in cash during the first quarter 2002. The primary sources of cash from operations were: net income of $0.2 million, depreciation expense of $0.8 million, sources of cash from working capital consisting of a $0.6 million reduction in accounts receivable, a $0.7 million reduction in inventory, offset by uses of working capital consisting of a $0.8 million increase in other assets which was due to the timing of advertising material, a $0.5 million decrease in accounts payable and a $0.4 million decrease in accrued expenses.

Investing activities used $0.2 million for the first quarter 2002 compared with $0.3 million in 2001. Investments were made for technology and operating efficiency initiatives which will produce future benefits for the Company.

Financing activities used $1.2 million during the first quarter, which is the net of the government settlement note re-financing offset by the incremental borrowings on the Company's collateralized revolving credit facility. As a result, the Company reported borrowings were $1.2 million less than that which was reported at 2001 year-end.

On January 26, 2001, the Company entered into a three-year bank financing agreement which will provide up to $15 million in a collateralized revolving credit facility. The credit facility provides the Company with the latitude it needs to implement strategic initiatives as they arise. During the first quarter of 2002, the Company utilized its collateralized revolving credit facility to refinance the government settlement note in full to take advantage of the current low interest rate environment.

The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

FORWARD-LOOKING INFORMATION
---------------------------

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

The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "intend," "project," "objective," "seek," "strive," "might," "seeks," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements.

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

PART II.   OTHER INFORMATION
           -----------------

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)     Exhibit
                   -------

                   2002 Bonus Program                         Exhibit 10.21


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

MOORE MEDICAL CORP.
(REGISTRANT)

BY:   /s/ Linda M. Autore                 BY:   /s/ James R. Simpson
-----------------------------------       --------------------------------------
Linda M. Autore, President                James R. Simpson, Executive
and Chief Executive Officer               Vice President and Chief
May 13, 2002                              Financial Officer
                                          May 13, 2002


                                          BY:   /s/ John M. Zinzarella
                                          --------------------------------------
                                          John M. Zinzarella, Vice President
                                          and Controller
                                          May 13, 2002