Form 10-Q
period 2002-06-29
MOORE MEDICAL CORP
filed 2002-08-09
CIK 74691

===============================================================================

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


         (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 29, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES ACT OF 1934

          For the transition period from  ________ to ______________

          Commission file number 1-8903

                               MOORE MEDICAL CORP.

             (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------

Delaware                                        22-1897821
(State of incorporation)                        (I.R.S. Employer
                                                Identification Number)

389 John Downey Drive
P.O. Box 1500, New Britain, CT  06050
(Address of principal executive offices)

860-826-3600
(Registrant's telephone number)

-------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No _____

   3,156,218 number of shares of Common Stock outstanding as of June 29, 2002.


                                                                   .
===============================================================================

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Balance Sheets

------------------------------------------------------------------------------------------------
(Amounts in thousands, except par value)                  June 29, 2002        December 29, 2001
                                                            Unaudited
------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash ..............................................    $       -           $       835
     Accounts receivable, less allowances
           of $1,278 and $933 ..........................       15,345                15,122
     Inventories .......................................       10,162                10,829
     Prepaid expenses and other current assets .........        2,306                 1,875
     Deferred income taxes .............................        3,045                 1,523
                                                            ---------           -----------
         Total Current Assets ..........................       30,858                30,184
                                                            ---------           -----------
Noncurrent Assets

     Equipment and leasehold improvements, net .........        7,221                 8,271
     Other assets ......................................        2,275                 2,673
                                                            ---------           -----------
         Total Noncurrent Assets .......................        9,496                10,944
                                                            ---------           -----------
                                                            $  40,354           $    41,128
                                                            =========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable ..................................       10,681           $    11,204
     Accrued expenses ..................................        2,058                 1,873
      Current portion long term debt ...................          708                 1,356
                                                            ---------           -----------
         Total Current Liabilities .....................       13,447                14,433
                                                            ---------           -----------

Deferred Income Taxes ..................................          925                     -

Long Term Notes Payable ................................        2,765                 3,970

Shareholders' Equity

     Preferred stock, no shares outstanding ............            -                     -
     Common stock - $.01 par value;
       Shares authorized - 10,000
       Shares issued - 3,246 ...........................           32                    32
     Capital in excess of par value ....................       21,551                21,548
     Note receivable ...................................         (307)                 (298)
     Retained earnings .................................        2,739                 2,263
                                                            ---------           -----------
                                                               24,015                23,545
     Less treasury shares, at cost, 90 and 92 shares ...         (798)                 (820)
                                                            ---------           -----------
         Total Shareholders' Equity ....................       23,217                22,725
                                                            ---------           -----------
                                                            $  40,354           $    41,128
                                                            =========           ===========


------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Operations For The Three Months Ended
Unaudited

-------------------------------------------------------------------------------
(Amounts in thousands, except per share data)     June 29, 2002   June 30, 2001
-------------------------------------------------------------------------------

Net sales .........................................     $33,441         $32,620

Cost of products sold .............................      24,267          24,019
                                                        -------         -------

Gross profit ......................................       9,174           8,601

Sales and marketing expenses ......................       2,703           3,484

General and administrative expenses ...............       5,991           6,147
                                                        -------         -------

Operating income (loss) ...........................         480          (1,030)

Interest expense, net .............................          40             108
                                                        -------         -------

Income (loss) before income taxes .................         440          (1,138)

Income tax provision (benefit) ....................         159            (378)
                                                        -------         -------

Net income (loss) .................................     $   281         $  (760)
                                                        =======         =======

Basic net income (loss) per share .................     $  0.09         $ (0.24)

Diluted net income (loss) per share ...............     $  0.09         $ (0.24)

Basic common shares outstanding* ..................       3,156           3,154

Diluted common shares outstanding* ................       3,181           3,154

---------------------------------------------------------------- ---------------

*weighted average

2001 Net Sales and Gross Profit reflect reclassifications due to the impact of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs."

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Operations For The Six Months Ended
Unaudited

--------------------------------------------------------------------------------

(Amounts in thousands, except per share data)     June 29, 2002   June 30, 2001
--------------------------------------------------------------------------------

Net sales .......................................       $65,878         $64,985

Cost of products sold ...........................        47,708          47,965
                                                        -------         -------

Gross profit ....................................        18,170          17,020

Sales and marketing expenses ....................         5,269           6,934

General and administrative expenses .............        12,071          12,954
                                                        -------         -------

Operating income (loss) .........................           830          (2,868)

Interest expense, net ...........................            87              72
                                                        -------         -------

Income (loss) before income taxes ...............           743          (2,940)

Income tax provision (benefit) ..................           267          (1,083)
                                                        -------         -------

Net income (loss) ...............................       $   476        $ (1,857)
                                                        =======        ========

Basic net income (loss) per share ...............       $  0.15        $  (0.59)

Diluted net income (loss) per share .............       $  0.15        $  (0.59)

Basic common shares outstanding* ................         3,155           3,135

Diluted common shares outstanding* ..............         3,179           3,135

--------------------------------------------------------------------------------

*weighted average

2001 Net Sales and Gross Profit reflect reclassifications due to the impact of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs."

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Cash Flows For The Six Months Ended
Unaudited

------------------------------------------------------------------------------------------------------------------------

(Amounts in thousands)                                                          June 29,  2002             June 30, 2001
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities

Net income (loss) ......................................................           $  476                   $  (1,857)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
     Depreciation and amortization .....................................            1,506                       1,565
     Changes in operating assets and liabilities:
         Accounts receivable ...........................................             (223)                     (2,134)
         Inventories ...................................................              667                         118
         Other assets ..................................................             (630)                       (584)
         Accounts payable ..............................................             (523)                      1,903
         Accrued expenses ..............................................              185                      (1,678)
                                                                                   ------                    --------
Net cash flows provided by (used in) operating activities ..............            1,458                      (2,667)
                                                                                   ------                    --------
Cash Flows From Investing Activities
Equipment and leasehold improvements acquired ..........................             (456)                       (831)
                                                                                   ------                    --------
Net cash flows (used in) investing activities ..........................             (456)                       (831)
                                                                                   ------                    --------
Cash Flows From Financing Activities
Revolving line of credit ...............................................            2,765                           -
Sale of treasury stock .................................................               25                         323
Note receivable ........................................................               (9)                       (289)
Long term notes payable ................................................           (4,618)                       (273)
                                                                                   ------                    --------
Net cash flows (used in) financing activities ..........................           (1,837)                       (239)
                                                                                   ------                    --------
(Decrease) in cash .....................................................             (835)                     (3,737)
Cash at the beginning of year ..........................................              835                       5,233
                                                                                   ------                    --------
Cash At End Of Period ..................................................           $    -                     $ 1,496
                                                                                   ======                    ========

------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statement of Shareholders' Equity
Unaudited

----------------------------------------------------------------------------------------------------------------------
                                   Common Stock           Capital
                                  $.01 par value         in Excess
                                Shares        Par         of Par        Retained       Treasury Stock       Note
(Amounts in thousands)          Issued       Value        Value         Earnings      Shares       Cost   Receivable
----------------------------------------------------------------------------------------------------------------------
Balance at 12/30/00              3,246     $    32      $ 21,700        $  3,913       (145)   $ (1,287)    $    -
Net (loss)                           -           -             -          (1,858)         -           -          -
Stock options/stock
  compensation                       -           -          (144)              -         53         467       (289)
---------------------------------------------------------------------------------------------------------------------
Balance at 6/30/01               3,246     $    32      $ 21,556        $  2,055        (92)   $   (820)    $ (289)
=====================================================================================================================

Balance at 12/29/01              3,246     $    32      $ 21,548        $  2,263        (92)   $   (820)    $ (298)
Net income                           -           -             -             476          -           -          -
Stock options/stock
  Compensation                       -           -             3               -          2          22         (9)
---------------------------------------------------------------------------------------------------------------------
Balance at 6/29/02               3,246     $    32      $ 21,551        $  2,739        (90)   $   (798)    $ (307)
=====================================================================================================================


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

Basis of Presentation

Moore Medical has prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim period have been made. The results for the three and six month periods ended June 29, 2002 do not necessarily indicate the results to be expected for the fiscal year ended December 28, 2002 or any other future period. The fiscal quarters ended on June 29, 2002 and June 30, 2001.

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

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has not been involved with any business combinations subsequent to June 30, 2001, and therefore there is no action required with respect to this pronouncement.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement, effective for fiscal years beginning after June 15, 2002, requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion of construction or shortly thereafter. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

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

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement is effective for fiscal years beginning after May 15, 2002. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the current year presentation.

RESULTS OF OPERATIONS

Three Months Ended June 29, 2002 compared to Three Months Ended June 30, 2001.

Net sales for the second quarter increased to $33.4 million, an increase of $0.8 million or 2.5% from net sales of $32.6 million for the same period a year ago. The Company's growth was primarily experienced in its public sector, podiatry and primary care specialty markets which had growth rates of 17.3%, 5.9% and 4.4%, respectively, over the prior year's second quarter. The Company's continued emphasis on multi-channeled marketing and distribution initiatives resulted in continued growth in the Company's Internet based revenues.

Gross profit increased $0.6 million or 7.0% to $9.2 million compared to $8.6 million for the same period a year ago. Overall gross profit margins increased to 27.4% in the second quarter 2002 from 26.4% in second quarter 2001, primarily attributable to product and market mix, and the realization of benefits from our supply chain initiatives.

Sales and marketing expenses decreased by $0.8 million or 22.9% to $2.7 million in 2002 from $3.5 million in 2001 due to continued efforts to establish and implement more effective targeted marketing campaigns and increased efforts to develop vendor co-operative programs. General and administrative expenses decreased by $0.1 million or 1.6% to $6.0 million in 2002 from $6.1 million in 2001 reflecting the continued realization of benefits from third and fourth quarter 2001 cost containment initiatives. As a percentage of net sales, total S,G&A decreased to 26.0% in the second quarter 2002 from 29.4% for the same period a year ago. The Company believes its existing cost structure continues to be adequate to support future growth.

Interest expense for the second quarter of 2002 decreased to $40 thousand from $108 thousand for the same period a year ago. The decrease is attributable to the refinancing of the government settlement note with the revolving credit facility to take advantage of the lower interest rates.

The effective income tax rate of 36.1% for the second quarter of 2002 was higher than the prior fiscal year's effective income tax benefit rate of 33.0%, due to the impact of the government settlement and consolidation activities within the Company's distribution network on the 2001 tax benefit rate. The effective income tax rate for the second quarter of 2002 was also impacted by the Company's successful attainment of a net income position compared to a net loss for fiscal year 2001.

Net income increased to $0.3 million, or $0.09 earnings per share compared to a net loss of ($0.8) million, or ($0.24) loss per share, for the same period a year ago.

Six Months Ended June 29, 2002 Compared to Six Months Ended June 30, 2001

For the first two quarters of 2002, net sales were $65.9 million, an increase of $0.9 million or 1.4% from $65.0 million for the comparable period in 2001. The revenue base that was established during 2001 has been maintained and supplemented through the development and implementation of more effective targeted marketing campaigns. The overall net sales growth reflects strong revenue growth for the Company's Internet-based revenue, which increased $1.9 million, or 33.9%, to $7.5 million for the first six months of the fiscal year, compared to $5.6 million for the same period a year ago. Internet based revenue represented 11.5% of the first two quarters net sales versus 8.7% in the same period a year ago.

Gross profit increased $1.2 million or 7.1% to $18.2 million, compared to $17.0 million for the same period in 2001. Overall gross profit margin increased to 27.6% from 26.2% in 2001. The increase is primarily attributable to the increased sales volume, product mix and continuing improvements in our supply chain operations.

Sales and marketing expenses decreased by $1.6 million or 23.2% to $5.3 million in 2002 from $6.9 million in 2001 due to continued efforts to establish and implement more effective targeted marketing campaigns and increased efforts to develop vendor co-operative programs. General and administrative expenses decreased by $0.9 million or 6.9% to $12.1 million in 2002 from $13.0 million in 2001 reflecting the continued realization of benefits from cost containment initiatives. As a percentage of net sales, total S,G&A decreased to 26.4% in the first two quarters of 2002 from 30.6% for the same period a year ago. The Company believes its existing cost structure continues to be adequate to support future growth.

Interest expense for the first two quarters of 2002 increased to $87 thousand from $72 thousand for the same period a year ago. The slight increase is attributable to the higher interest rate on the government settlement note for the period prior to refinancing.

The effective income tax rate of 35.9% for the first two quarters of 2002 was higher than the prior year's effective income tax benefit rate of 33.0% due to the impact of the government settlement and the closure of the Lemont facility and consolidation of remaining distribution center operations. The effective income tax rate for the first six months of 2002 was also impacted by the Company's successful attainment of a net income position compared to a net loss for fiscal year 2001.

Net income increased to $0.5 million or $0.15 earnings per share compared to ($1.9) million, or ($0.59) loss per share, for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the second quarter 2002 with a zero balance in cash and cash equivalents, a $0.8 million decrease from December 29, 2001. The liquidity decline was the result of the decision to refinance the government settlement note on February 13, 2002 with a combination of cash on hand and the draw-down of the collateralized revolving credit facility. According to the design of the collateralized revolving credit facility, all amounts of cash and cash equivalents are offset against outstanding loan balances. As of June 29, 2002, the Company had $2.8 million outstanding on its collateralized revolving credit facility.

The Company's operations provided $1.4 million in cash during the first six months 2002. The primary sources of cash from operations were: net income of $0.5 million, depreciation expense of $1.5 million, sources of cash from working capital consisting of a $0.7 million reduction in inventory, offset by uses of working capital consisting of a $0.2 million increase in accounts receivable, $0.6 million increase in other assets which was due to the timing of advertising material, and a $0.5 million decrease in accounts payable.

Investing activities used $0.5 million for the first two quarters 2002 compared with $0.8 million in 2001. Capital expenditures were made for technology and operating efficiency initiatives which will produce future benefits for the Company.

Financing activities used $1.8 million during the first two quarters of 2002, which is the net of the government settlement note refinancing offset by the incremental borrowings on the Company's collateralized revolving credit facility. As a result, the Company's reported borrowings were $1.8 million less than that which was reported at 2001 year-end.

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

Business Strategy Factors

o The inability to generate adequate revenues and income from our strategy to transform the Company to a multi-channel e-commerce enabled business.

o  Changes in demand for the Company's products.

o Pressures on revenues resulting from, for example, customer consolidations or changes in customer buying patterns.

o Changes in the availability or salability of products manufactured by our suppliers.

Operating Factors

o Unforeseen web site hosting or other service disruptions, or online credit card fraud or security breaches in the Company's web site.

o Failure to keep up with rapidly changing technologies or Internet developments.

o Our internal systems are located in a single facility, the loss of which would significantly impact our continued business operations.

o Disruptions in or cost increases for services or systems upon which we are dependent, such as the trucking companies that deliver products from our suppliers, common carriers (such as United Parcel Service and Federal Express) that deliver products to our customers, telecommunication services, computer systems services, and printing services.

Competitive Factors

o Intense competition in health care product distribution from distributor consolidations, new online entrants and pricing pressures from larger distributors able to benefit from economies of scale or other operating efficiencies.

Governmental Factors

o Changes in, or compliance with, laws regulating the distribution of drugs and medical devices.

o Changes in governmental support or insurance coverage of health care products or services, including potential governmental reductions in health care funding affecting our customers' services or revenues.

o  New governmental regulation of the Internet.

o  New sales tax collection obligations.

General Economic Factors

o  The effect of general economic conditions, inflation and interest rates.

o Changes in currency exchange rates and political and economic conditions nationwide.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The 2002 Annual Meeting of Shareholders of the Company was held
         May 23, 2002.

(b) At the Annual Meeting, the Company's shareholders voted on the following:

1.       Election of directors

          Name of Nominee                          For              Withheld
          -----------------------------      ----------------    --------------
          Linda M. Autore                       2,779,946           128,852
          Christopher Brody                     2,779,946           128,852
          Peter A. Derow                        2,779,946           128,852
          Steven Kotler                         2,779,946           128,852
          Robert H. Steele                      2,779,946           128,852
          Wilmer J. Thomas, Jr.                 2,779,946           128,852
          Dan K. Wassong                        2,779,946           128,852

2.       Ratification of appointment of Independent Auditors

                              For                      2,864,316
                              Against                     15,100


Item 5.  Other Matters

         None.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit

         99.1 Certification Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         No Report on Form 8-K was filed during the quarter.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE MEDICAL CORP.
(REGISTRANT)

BY: /s/ Linda M. Autore                 BY: /s/ John M. Zinzarella
-----------------------------           ---------------------------------------
Linda M. Autore, President              John M. Zinzarella, Vice President,
and Chief Executive Officer             Controller and Interim Chief Financial
August 9, 2002                          Officer
                                        August 9, 2002