Form 10-Q
period 2002-09-28
MOORE MEDICAL CORP
filed 2002-11-07
CIK 74691

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the transition period from              to

Commission file number 1-8903

MOORE MEDICAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	22-1897821
(State of incorporation)	(I.R.S. Employer Identification Number)8n

389 John Downey Drive P.O. Box 1500, New Britain, CT 06050
(Address of principal executive offices)

860-826-3600
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2002
Common stock, $0.01 par value	3,189,784

MOORE MEDICAL CORP. & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MOORE MEDICAL CORP. & SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except par value)	September 28, 2002 (Unaudited)	December 29, 2001

ASSETS
Current Assets
Cash and cash equivalents	$100	$835
Accounts receivable, less allowances of $1,347 and $933, respectively	17,810	15,122
Inventories	11,625	10,829
Prepaid expenses and other current assets	2,386	1,875
Deferred income taxes	1,853	1,523

Total Current Assets	33,774	30,184

Noncurrent Assets
Equipment and leasehold improvements, net	6,563	8,271
Other assets	2,268	2,673

Total Noncurrent Assets	8,831	10,944

	$42,605	$41,128

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$12,274	$11,204
Accrued expenses	1,853	1,873
Current portion long term debt	—	1,356

Total Current Liabilities	14,127	14,433

Deferred Income Taxes	925	—
Long Term Debt	3,443	3,970
Shareholders’ Equity
Preferred stock, no shares outstanding	—	—
Common stock—$.01 par value;
Shares authorized—10,000
Shares issued—3,246	32	32
Capital in excess of par value	21,507	21,548
Note receivable	(312)	(298)
Retained earnings	3,382	2,263

	24,609	23,545
Less treasury shares, at cost, 56 and 92 shares	(499)	(820)

Total Shareholders’ Equity	24,110	22,725

	$42,605	$41,128

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARIES

Consolidated Statements of Operations For The Three Months Ended
(Unaudited)

(Amounts in thousands, except per share data)	September 28, 2002	September 29, 2001

Net sales	$37,032	$34,685
Cost of products sold	26,777	25,598

Gross profit	10,255	9,087
Sales and marketing expenses	2,699	2,943
General and administrative expenses	6,437	6,277

Operating income (loss)	1,119	(133)
Interest expense, net	113	67

Income (loss) before income taxes	1,006	(200)
Income tax provision (benefit)	363	(74)

Net income (loss)	$643	$(126)

Basic net income (loss) per share	$0.20	$(0.04)

Diluted net income (loss) per share	$0.20	$(0.04)

Basic common shares outstanding*	3,173	3,154

Diluted common shares outstanding*	3,177	3,154

*weighted average

2001 Net Sales and Gross Profit reflect reclassifications due to the impact of EITF 00-10 “Accounting for Shipping and Handling Fees and Costs”.

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARIES

Consolidated Statements of Operations For The Nine Months Ended
(Unaudited)

(Amounts in thousands, except per share data)	September 28, 2002	September 29, 2001

Net sales	$102,909	$99,670
Cost of products sold	74,484	73,563

Gross profit	28,425	26,107
Sales and marketing expenses	7,968	9,877
General and administrative expenses	18,508	19,230

Operating income (loss)	1,949	(3,000)
Interest expense, net	201	140

Income (loss) before income taxes	1,748	(3,140)
Income tax provision (benefit)	629	(1,157)

Net income (loss)	$1,119	$(1,983)

Basic net income (loss) per share	$0.35	$(0.63)

Diluted net income (loss) per share	$0.35	$(0.63)

Basic common shares outstanding*	3,161	3,141

Diluted common shares outstanding*	3,179	3,141

*weighted average

2001 Net Sales and Gross Profit reflect reclassifications due to the impact of EITF 00-10 “Accounting for Shipping and Handling Fees and Costs”.

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARIES

Consolidated Statements of Cash Flows For The Nine Months Ended
(Unaudited)

(Amounts in thousands)	September 28, 2002	September 29, 2001

Cash Flows From Operating Activities
Net income (loss)	$1,119	$(1,983)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,294	2,306
Provision for bad debt	667	212
Loss on disposal of equipment	55	—
Changes in operating assets and liabilities:
Accounts receivable	(3,355)	(4,337)
Inventories	(796)	(325)
Other assets	489	(364)
Accounts payable	1,070	3,441
Accrued expenses	(20)	(1,944)

Net cash flows provided by (used in) operating activities	1,523	(2,994)

Cash Flows From Investing Activities
Equipment and leasehold improvements acquired	(642)	(997)

Net cash flows used in investing activities	(642)	(997)

Cash Flows From Financing Activities
Net borrowings (repayments) revolving line of credit	3,443	(404)
Sale of Treasury stock	17	34
Repayments of long-term debt	(5,076)	—

Net cash flows used in financing activities	(1,616)	(370)

Decrease in cash	(735)	(4,361)
Cash at the beginning of year	835	5,233

Cash At End Of Period	$100	$872

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity For The Nine Months Ended
(Unaudited)

	Common Stock $.01 par value		Capital in Excess of Par Value		Treasury Stock		Note Receivable
(Amounts in thousands)	Shares Issued	Par Value		Retained Earnings	Shares	Cost

Balance at December 30, 2000	3,246	$32	$21,700	$3,913	(145)	$(1,287)	$—
Net (loss)	—	—	—	(1,983)	—	—	—
Stock issuance/stock compensation	—	—	(157)	17	53	467	(294)

Balance at September 29, 2001	3,246	$32	$21,543	$1,947	(92)	$(820)	$(294)

Balance at December 29, 2001	3,246	$32	$21,548	$2,263	(92)	$(820)	$(298)
Net income	—	—	—	1,119	—	—	—
Stock issuance/stock compensation	—	—	(41)	—	36	321	(14)

Balance at September 28, 2002	3,246	$32	$21,507	$3,382	(56)	$(499)	$(312)

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARIES

Notes To Consolidated Financial Statements
(Unaudited)

Note 1.    Business and Basis of Presentation

The Company

Moore Medical is an Internet-enabled multi-channel marketer and distributor of medical, surgical and pharmaceutical products to approximately 100,000 health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. Moore Medical also serves the medical/surgical supply needs of over 26 customer community affiliates. We market to and serve our customers through direct mail, industry-specialized telephone support staff, field sales representatives, and the Internet. Our direct marketing and distribution business has been in operation for over 50 years. The Company operates principally from three distribution facilities located in the United States.

Basis of Presentation

Moore Medical has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim period have been made. The results for the three and nine month periods ended September 28, 2002 do not necessarily indicate the results to be expected for the fiscal year ended December 28, 2002 or any other future period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s 2001 Annual Report filed on Form 10-K. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2.    Goodwill and Intangible Assets

Effective, January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, (“SFAS No. 142”) “Goodwill and Other Intangible Assets.” The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets are no longer amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. Intangible assets with estimated useful lives continue to be amortized. At September 28, 2002 and December 29, 2001 the Company had no intangible assets other than goodwill. SFAS No. 142 requires an initial evaluation of goodwill impairment upon adoption. Such evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company’s goodwill.

In July 2002, the Company completed its purchase of the remaining 49% interest it did not previously own in Podiatry Online, an on-line information site and electronic newsletter. The total purchase price of $750,000 was made with cash of $500,000 and 33,566 shares of the Company’s common stock valued at $250,000. The acquisition was recorded as a purchase, with $750,000 recorded as goodwill. Included in other assets are goodwill balances of $1.7 million and $1.0 million at September 28, 2002 and December 29, 2001, respectively, which represent the excess of the purchase price paid over the fair value of the net assets acquired in the acquisitions of Podiatry Online and MERGInet Medical Resources.

Comparative information as if goodwill had not been amortized in the three and nine months ended for all periods presented on a comparable basis.

	Three Months Ended		Nine Months Ended
(in thousands, except per share information)	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Reported net income (loss)	$643	$(126)	$1,119	$(1,983)
Goodwill amortization, net of tax	—	21	—	65

Adjusted net income (loss)	$643	$(105)	$1,119	$(1,918)

Basic and diluted earnings per share:
Reported basic and diluted earnings (loss) per share	$0.20	$(0.04)	$0.35	$(0.63)
Goodwill amortization	—	0.01	—	0.02

Adjusted basic and diluted earnings (loss) per share	$0.20	$(0.03)	$0.35	$(0.61)

Note 3.    Long-Term Debt

On January 26, 2001, the Company entered into a collateralized bank financing agreement, which provides a revolving line of credit of up to $15 million through January 26, 2004. Interest is charged at the prime rate or, at the option of the Company, at the LIBOR rate plus a margin ranging from 0% to 2.75% depending on the financial leverage of the Company.

On February 13, 2002, the Company utilized approximately $4.6 million of its revolving line of credit to pay off the government settlement note. As of September 28, 2002, the Company had $3.4 million outstanding on the revolving line of credit.

On February 15, 2002, the Company purchased a 30 month Interest Rate Cap in the notional amount of $3.0 million with a cap rate of 4.0% to hedge against an increase in interest rates. The Company paid a $56,000 premium to enter into the cap. The premium payment was recorded as an asset in accordance with SFAS No. 133, as amended, “Accounting for Derivatives and Hedging Activity”. Under this standard, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to earnings or to shareholders’ equity through other comprehensive income. The fair value of the interest rate cap at September 28, 2002 was approximately $6,000, which is recorded in other assets on the balance sheet with the change in fair value recorded in interest expense.

Note 4.    Earnings Per Share

Earnings per share (“EPS”) amounts are calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the three and nine months ended September 28, 2002 and September 29, 2001, respectively, follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Basic EPS	3,173	3,154	3,161	3,141
Effect of assumed conversion of employee stock options	4	—	18	—

Diluted EPS	3,177	3,154	3,179	3,141

Employee stock options to purchase approximately 200,000 and 277,000 shares of common stock were outstanding during the three months ended September 28, 2002 and September 29, 2001, respectively, and approximately 141,000 and 288,000 were outstanding during the nine months ended September 28, 2002 and September 29, 2001, respectively. Such stock options could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

Note 5.    Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement, effective for fiscal years beginning after June 15, 2002, requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion of construction or shortly thereafter. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 changes the criteria for classifying an asset as held-for-sale. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds certain guidance for reporting extinguishments of debt and provides guidance to determine if the transactions are part of recurring operations or if they meet the criteria for classification as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications be accounted for in the same manner as sales-leaseback transactions. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146, nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARIES

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Prior to 1998, Moore Medical generated approximately 60% of its revenues from its wholesale drug distribution business to pharmacies. The Company exited the less profitable wholesale drug distribution business in October 1997 to focus on its medical, surgical and pharmaceutical supply business to health care practices and facilities in non-hospital settings. Today, Moore Medical is an Internet-enabled multi-channel marketer and distributor of medical, surgical and pharmaceutical products to approximately 100,000 health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. Moore Medical also serves the medical/surgical supply needs of over 26 customer community affiliates. We market to and serve our customers through direct mail, industry-specialized telephone support staff, field sales representatives, and the Internet. Our direct marketing and distribution business has been in operation for over 50 years. The Company operates principally from three distribution facilities located in the United States.

The transformation of the Company into a multi-channel marketer has resulted in improved revenues, gross profit and net income for the three and nine months ended September 28, 2002 as compared to the same periods in the prior year. Net sales for the quarter ended September 28, 2002 of $37.0 million represent the highest quarterly amount since the Company exited the wholesale drug distribution business in October 1997. Internet based sales continue to show improvement, and currently represent approximately 10.2% of overall net sales for the nine months ended September 28, 2002. Internet based sales for the third quarter of 2002 compared to 2001, as a percentage of net sales, increased from 8.6% to 10.0%. The gross profit margin increase of 1.5% in the third quarter of 2002 compared to 2001 is a reflection of the continued improvement in product mix and supply chain efficiencies. The Company’s improved targeted marketing campaigns have contributed to lower sales and marketing expenses while positively impacting net income for the periods presented.

Additionally, the improved cash flows from operations have allowed the Company to reduce outstanding indebtedness at December 29, 2001 by approximately $1.9 million during the first three quarters of 2002.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The following table represents selected financial information, expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.3	73.8	72.4	73.8

Gross profit	27.7	26.2	27.6	26.2
Sales and marketing expenses	7.3	8.5	7.7	9.9
General and administrative expenses	17.4	18.1	18.0	19.3

Operating income (loss)	3.0%	(0.4)%	1.9%	(3.0)%

Third Quarter Ended September 28, 2002 Compared to September 29, 2001

Net sales for the third quarter were $37.0 million, the Company’s highest quarterly sales since exiting the wholesale pharmaceutical distribution business in October 1997. Net sales increased 6.6% from $34.7 million in the same period a year ago. The Company’s sales growth occurred primarily in its public sector (i.e. corrections, schools, federal, state and local entities) and occupational health markets, which had growth rates of approximately 11.0% and 14.5%, respectively, over the prior year’s third quarter. This revenue growth was driven by consistent application of multi-channeled marketing and distribution initiatives. Internet-based revenue grew approximately 24.3% over the prior year quarter and represented 10.0% of net sales for the current quarter.

Gross profit increased by $1.2 million, or 13.2%, to $10.3 million from $9.1 million for the same period a year ago. Overall gross profit margins improved to 27.7% in the third quarter of 2002 from 26.2% in the third quarter of 2001. The increase is primarily attributable to increased sales volume in higher margin products and realization of benefits from our supply chain initiatives.

Sales and marketing expenses decreased by $0.2 million, or 6.9%, to $2.7 million in the third quarter of 2002 from $2.9 million in the third quarter of 2001. Sales and marketing expenses as a percentage of net sales decreased from 8.5% in the third quarter of 2001 to 7.3% in the third quarter of 2002. The decreases are the results of continued efforts to establish and implement more effective targeted marketing campaigns and increased efforts to develop vendor co-operative programs.

General and administrative expenses increased by $0.1 million, or 1.6%, to $6.4 million in the third quarter of 2002 from $6.3 million in the same period a year ago. However, as a percentage of net sales, general and administrative expenses decreased to 17.4% in the third quarter of 2002 from 18.1% for the same period a year ago. The decrease from the prior year resulted from the positive combination of increases in net sales and the leveraging of earlier cost containment activities.

Interest expense for the third quarter of 2002 increased to $113 thousand from $67 thousand for the same period a year ago. This increase was primarily attributable to recording $50 thousand of interest expense for the decrease in the fair value of the Company’s interest rate cap agreement in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities.

The effective income tax rate was 36.1% for the third quarter of 2002 compared to the prior fiscal year’s effective income tax benefit rate of 37.0%. The difference between the Company’s effective tax rate and the Federal statutory rate is due primarily to state income taxes.

Net income was $0.6 million, or $0.20 per diluted share for the third quarter 2002, an improvement of $0.7 million or $0.24 per diluted share over the prior year quarter, compared to a net loss of ($0.1) million or ($0.04) per diluted share in the third quarter of 2001.

Nine Months Ended September 28, 2002 Compared to September 29, 2001

Net sales for the nine months ended September 28, 2002 were $102.9 million, an increase of $3.2 million or 3.2% from net sales of $99.7 million for the comparable period of 2001. The revenue base that was established during 2001 has been maintained and supplemented through the development and implementation of more effective targeted marketing campaigns. The Company’s sales growth occurred primarily in its public sector and podiatry markets. The overall net sales growth reflects strong revenue growth for the Company’s Internet-based revenue as more customers took advantage of the Company’s enhanced web-based channel. Internet-based revenue increased $2.7 million, or 34.6%, to $10.5 million for the first nine months of the fiscal year, compared to $7.8 million for the same period a year ago.

Gross profit increased $2.3 million, or 8.8%, to $28.4 million for the nine months ended September 28, 2002 compared to $26.1 million for the same period a year ago. Overall gross profit margins increased to

27.6% from 26.2% in 2001. The increase is primarily attributable to increased sales volume in higher margin products and realization of benefits from our supply chain initiatives.

Sales and marketing expenses decreased by $1.9 million, or 19.2%, to $8.0 million in 2002 from $9.9 million in 2001. Sales and marketing expenses as a percentage of net sales decreased from 9.9% for the nine months ended 2001 to 7.7% for the nine months ended 2002. The decreases are due to continued efforts to establish and implement more effective targeted marketing campaigns and increased efforts to develop vendor co-operative programs.

General and administrative expenses decreased by $0.7 million, or 3.6%, to $18.5 million in 2002 from $19.2 million in 2001. As a percentage of net sales, general and administrative expenses decreased from 19.3% to 18.0% for the nine months ended September 28, 2002 compared to the same period a year ago. The decreases are due to the continued realization of benefits from cost containment initiatives. The Company believes its existing cost structure continues to be adequate to support future growth.

Interest expense for the first nine months of 2002 increased to $201 thousand from $140 thousand for the same period a year ago. This increase was primarily attributable to recording $50 thousand of interest expense for the decrease in the fair value of the Company’s interest rate cap agreement in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities.

The effective income tax rate was 36.0% for the three quarters of 2002 compared to the prior fiscal year’s effective income tax benefit rate of 36.8%. The difference between the Company’s effective tax rate and the Federal statutory rate is due primarily to state income taxes.

Net income was $1.1 million, or $0.35 per diluted share for the nine months ended September 28, 2002, an improvement of $3.1 million or $0.98 per diluted share over the first three quarters of 2001, compared to a net loss of ($2.0) million or ($0.63) per diluted share in the first three quarters of 2001.

LIQUIDITY AND CAPITAL RESOURCES

On January 26, 2001, the Company entered into a three-year bank financing agreement which provides up to $15 million in a collateralized revolving credit facility. Management believes the credit facility provides the Company with the latitude it needs to implement strategic initiatives as they arise. During the first quarter of 2002, the Company utilized its collateralized revolving credit facility to payoff the government settlement note in full to take advantage of the low interest rate environment. The Company’s cash and cash equivalents at September 28, 2002 totaled $0.1 million in the form of a certificate of deposit. With the exception of the $0.1 million certificate of deposit, all amounts of cash and cash equivalents are offset against outstanding draw downs on the collateralized revolving credit facility. As of September 28, 2002, the Company had $3.4 million outstanding on its collateralized revolving credit facility.

Net cash provided by operating activities was $1.5 million for the nine months ended September 28, 2002 and resulted primarily from net income of $1.1 million and non-cash charges of $3.0 million, offset by a net increase in cash used in operating items of working capital of $2.6 million. The increase in working capital needs was primarily due to a $3.4 million increase in accounts receivable, a $0.8 million increase in inventory partially offset by an increase in accounts payable and accrued expenses by $1.1 million and a decrease in other assets of $0.5 million. The sales growth during 2002 has contributed to the increase in accounts receivable, inventory levels and accounts payable.

Net cash used in investing activities was $0.6 million for the nine months ended September 28, 2002. The Company expects to invest nearly $0.9 million during the year ended December 28, 2002 in capital projects on computer infrastructure systems and operating efficiency initiatives which will produce future benefits to the Company.

Net cash used in financing activities of $1.6 million for the nine months ended September 28, 2002 is the net of the government settlement note and incremental borrowings on the Company’s collateralized revolving credit facility. Outstanding indebtedness was $1.9 million less at September 28, 2002 compared to December 29, 2001.

The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company’s operations for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are as follows:

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries using the fiscal year-ends discussed below. All intercompany accounts and transactions have been eliminated. The results of operations of companies acquired in purchase business transactions are included in the accompanying consolidated financial statements from the dates of acquisition.

Fiscal Year—The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal year end 2002 ends on December 28, 2002. The 2001 fiscal year ended on December 29, 2001.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Subsequent actual outcomes could differ from those estimated and assumed.

Inventories—Inventories, consisting of products purchased for resale, are stated at the lower of average cost or market value. Market values are based on estimated sales prices of products.

Sales Recognition Policy—Sales are recorded upon shipment of products to customers. Accounts receivable have been reduced by estimated amounts for allowances related to future charges for uncollected accounts and product returns.

Advertising—The cost of direct response catalog advertising is deferred and amortized over the period of expected revenues. Direct response catalog advertising consists primarily of catalog production expenses and related postage costs. Catalogs are effective for varying time periods but the largest catalogs are generally effective for less than a year.

Income Taxes—The liability method is used to calculate deferred income taxes. Under this method, deferred income tax assets and liabilities are recognized on temporary differences between the financial statement and tax bases of assets and liabilities, using applicable tax rates, and on tax carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets are no longer amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. SFAS No. 142 requires an initial evaluation upon adoption. Such evaluation was performed as of January 1, 2002 resulting in no impairment in the value of Company’s goodwill or intangible assets.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement, effective for fiscal years beginning after June 15, 2002, requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion of construction or shortly thereafter. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 changes the criteria for classifying an asset as held-for-sale. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds certain guidance for reporting extinguishments of debt and provides guidance to determine if the transactions are part of recurring operations or if they meet the criteria for classification as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications be accounted for in the same manner as sales-leaseback transactions. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146, nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

Item	3. Quantitative & Qualitative Disclosures About Market Risk

Interest Rate Risk

As described in the notes to the financial statements on Form 10-Q, the Company maintains a collateralized bank financing agreement, which provides up to $15 million revolving line of credit through January 26, 2004. Interest is charged at the prime rate or, at the option of the Company, at the LIBOR rate plus a margin ranging from 0% to 2.75% depending on the financial leverage of the Company. In February 2002, the Company purchased a 30 month Interest Rate Cap in the notional amount of $3.0 million with a cap rate of 4.0% to hedge against an increase in interest. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2002, although there can be no assurances that interest rates will not significantly change.

FORWARD-LOOKING INFORMATION

This report contains statements about future events and expectations that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of the Company’s future economic performance, taking into account the information that is currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside our control) that may cause the Company’s actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

Business Strategy Factors

•	The inability to generate adequate revenues and income from our transformation into a multi-channel e-commerce enabled marketer and distributor.

•	Changes in demand for the Company’s products.

•	Pressures on revenues resulting from, for example, customer consolidations or changes in customer buying patterns.

•	Changes in the availability or salability of products manufactured by our suppliers.

Operating Factors

•	Unforeseen web site hosting or other service disruptions, or online credit card fraud or security breaches in the Company’s web site.

•	Failure to keep up with rapidly changing technologies or Internet developments.

•	Our internal systems are located in a single facility, the loss of which would significantly impact our continued business operations.

•
Disruptions in or cost increases for services or systems on which we are dependent, such as the trucking companies that deliver products from our suppliers, common carriers (such as United Parcel Service and Federal Express) that deliver products to our customers, telecommunication services, computer systems services, and printing services.

Competitive Factors

•
Intense competition in health care product distribution from distributor consolidations, new online entrants and pricing pressures from larger distributors able to benefit from economies of scale or other operating efficiencies.

Governmental Factors

•	Changes in, or compliance with, laws regulating the distribution of drugs and medical devices.

•
Changes in governmental support or insurance coverage of health care products or services, including potential governmental reductions in health care funding affecting our customers’ services or revenues.

•	New governmental regulation of the Internet.

•	New sales tax collection obligations.

General Economic Factors

•	The effect of general economic conditions, inflation and interest rates.

•	Changes in currency exchange rates and political and economic conditions nationwide.

Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that the Company’s expectations will be achieved. We qualify any forward-looking statements entirely by these cautionary factors, and readers are cautioned not to place undue reliance on forward-looking statements.

The words “believe,” “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “objective,” “seek,” “strive,” “might,” “seeks,” “likely result,” “build,” “grow,” “plan,” “goal,” “expand,” “position,” or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements.

The forward-looking statements contained in this report only speak as of the date of this report. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any change in management’s expectations or any change in events, conditions or circumstances on which the forward-looking statements are based.

Item 4.    Controls and Procedures

On October 31, 2002, our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and disclose in a timely manner important information. They concluded that the controls and procedures were effective. We have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls since October 31, 2002.

Part II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b)	Reports on Form 8-K

During the quarter for which this report is filed, the Company filed a Form 8-K dated July 12, 2002, reporting information under Item 5 of Part II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE MEDICAL CORP.
(REGISTRANT)

BY: /S/ LINDA M. AUTORE	BY: /S/ JOHN M. ZINZARELLA
Linda M. Autore, President and Chief Executive Officer November 7, 2002	John M. Zinzarella, Vice President, Controller and Interim Chief Financial Officer November 7, 2002

CERTIFICATIONS

I, Linda M. Autore, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Moore Medical Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

BY: /S/ LINDA M. AUTORE
Linda M. Autore, President and Chief Executive Officer

I, John M. Zinzarella, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Moore Medical Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

BY: /S/ JOHN M. ZINZARELLA
John M. Zinzarella, Vice President, Controller and Interim Chief Financial Officer