Form 10-K/A
period 2001-12-29
MOORE MEDICAL CORP
filed 2003-03-28
CIK 74691

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10 - K/A
                                (Amendment No. 1)

                        FOR ANNUAL AND TRANSITION REPORTS
   Pursuant to Sections 13 or 15(d) of the Securities and Exchange Act of 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
               For the fiscal year ended December 29, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


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

Common Stock ($.01 Par Value)                          American Stock Exchange
Rights to Purchase Series I Junior Preferred Stock     American Stock Exchange
(Title of Each Class)                                (Name of each exchange on
                                                     which registered)
--------------------------------------------------------------------------------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

      The aggregate market value of the voting stock held by non-affiliates (i.e. other than identified 5% holders, and holdings attributed to executive officers and directors) of the registrant as of March 11, 2002 was $16,381,610. Determination of affiliate status for such purpose is not a conclusive determination thereof for other purposes.

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

                           This is page 1 of 37 pages.

================================================================================

                        MOORE MEDICAL CORP. & Subsidiary
                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

      This amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 is being filed to revise the consolidated financial statements to adjust certain current liabilities and cost of product sold amounts as set forth in Notes 10 and 11 to the Notes to the Consolidated Financial Statements, from those previously filed on March 29, 2002. In this amendment, the disclosures have not been updated other than to reflect the adjustments specifically discussed in Notes 10 (unaudited quarterly data) and 11 to the Notes to the Consolidated Financial Statements.

Part I
----------------------------------------------------------------------------------------------------------
Item 1.     Business                                                                                     3
Item 2.     Properties                                                                                   8
Item 3.     Legal Proceedings                                                                            8
Item 4.     Submission of Matters to a Vote of Security Holders                                          8

Part II
----------------------------------------------------------------------------------------------------------
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                        8
Item 6.     Selected Financial Data                                                                      9
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations       10
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                  13
Item 8.     Financial Statements and Supplementary Data                                                 13
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        31

Part III
----------------------------------------------------------------------------------------------------------
Item 10.    Directors and Executive Officers of the Registrant                                          31
Item 11.    Executive Compensation                                                                      31
Item 12.    Security Ownership of Certain Beneficial Owners and Management                              31
Item 13.    Certain Relationships and Related Transactions                                              31

Part IV
----------------------------------------------------------------------------------------------------------
Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K                              32

SIGNATURES                                                                                              35
CERTIFICATIONS                                                                                          36

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

We strive to:

Maintain a strong customer focus
Our customers are the focal point of all that we do. We have established a Corporate Customer Council, health care specialty online advisory groups and ongoing surveys to help us learn more about customer needs and how to best serve them.

Provide an enjoyable and efficient multi-channel customer experience
We offer our customers a variety of ways to communicate with us and have streamlined the process of providing the quality goods and services that they have come to expect. Our second-generation web site, launched in October 2001, houses a sophisticated e-commerce application that allows customers to make real-time selections and purchases online. We complement the total buying experience with an unparalleled gateway to industry associations and affiliate companies, while continuing to maintain a traditional direct mail communication campaign through our market-specific sales flyers and catalogs.

HEALTH CARE PRODUCTS DISTRIBUTION INDUSTRY/COMPETITION

Industry: Current statistics from Hoover Online, an informational business network, report that the $1.2 trillion health care industry is the largest segment of the U.S. economy. About $35 billion is spent annually on medical/surgical supplies. There are three primary types of purchasers of medical supplies: hospitals, large Integrated Delivery Networks (IDNs) and Independent Physician Associations (IPAs). Moore distributes its products predominantly to IPAs, individual physicians' offices and clinics, as well as to emergency medical providers and health care professionals in institutional settings.

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

Competition: The trend of health care product distributor consolidation continues in an effort to realize economies of scale. Our competitors are large national distributors, regional distributors, and local distributors. Some primarily use direct mail and telemarketing, some rely on the Internet, and others make sales and deliveries to their customers with a dedicated sales force and a fleet of distributor-operated delivery vehicles.

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

MARKETING

Marketing: Moore Medical conducts business-to-business marketing of its medical, surgical, and pharmaceutical products to existing and prospective customers nationwide. The Company employs various marketing vehicles and channels to reach its target market: direct mail catalogs, flyers and letters; e-marketing initiatives (including e-mail campaigns and web site promotions); a toll-free customer support center which takes calls for orders, requests for catalogs, and provides product information; and market-specific sales representatives. The Company considers direct marketing to be one of its core competencies.

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

We purchase products primarily from manufacturers and other distributors and do not manufacture or assemble any products, with the exception of medical and first aid kits. We maintain insurance coverage against potential losses due to product liability claims, and we believe such coverage is adequate. In 2001, our largest product suppliers were 3M, Allied Healthcare Products, Inc, Aventis Pasteur, Becton Dickinson, Glaxo SmithKline, Johnson & Johnson Healthcare Systems, Kendall Healthcare Products Co., Laerdal Medical Corp, Microflex Corporation (Microflex(R) is a registered trademark of the Microflex Corporation), and Welch Allyn. We have several competing sources for many medical/surgical supplies and pharmaceuticals. Sales of products from our largest supplier in 2001 (Microflex Corporation) accounted for 4.9% of total sales. In the pharmaceutical market, novel products are licensed which affects both product acquisition costs and obtainable margins that the Company can achieve.

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

CUSTOMERS

Our customers are the focal point of our marketing, sales and supply chain strategies, and we strive to provide value-added services to the health care specialties we serve. In order to better serve the podiatry community, for example, we published a podiatry-only specialty catalog in January 2002. Moore Medical also maintains a number of Internet alliances to help new customers find us more easily, encourage existing customers to choose us more frequently, and help Moore Medical understand customer community needs. Internet alliances include strategic partnerships, advertising sponsorships, preferred affiliates (collaborative joint marketing) and Internet affiliates. These alliances are designed to link sales from the affiliate's web site to www.mooremedical.com, encourage direct sales through our web site and establish pre-conditioned sales through our Customer Support Center.

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

Ten percent of our customers transacted through the Internet in 2001, using www.mooremedical.com to order, in addition to other means of communication. The launch of a greatly enhanced web site in mid -October, 2001, contributed to the increased utilization.

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

In 2001 Moore Medical IT focused on delivering best-in-class services to our customers for ordering medical supplies across all channels. This included an Ariba and Commerce One initiative allowing order processing through online marketplaces, which our customers had employed.

We engaged Blue Barn Interactive (New York, New York) in the first quarter of 2001 to design the blueprint for our second-generation web site. On October 15, 2001, Moore Medical launched an enhanced e-commerce web site, with robust product and site navigation, an improved supply list, and an improved customer experience. To meet the needs of Moore Medical's growing customer database, we conducted three hardware upgrades. First, we upgraded to an AS/400 hardware platform, which approximately doubled system performance. Second, we upgraded 150 personal computers in the customer support center. And third, we upgraded the server farm that supports our data warehouse initiatives. All three upgrades resulted in significant improvements in order processing time, transaction throughput, and the ability to perform detailed analytics. We accomplished several key initiatives for Moore Medical's Supply Chain area, one of which was the implementation of the E3TRIM(TM) software package by JDA(R) Software Group, Inc. and its integration into JD Edwards, our enterprise resource planning system (ERP). We also made significant upgrades to our network services.

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

                                         2001                   2000
                                  -------------------    -------------------
QUARTERS:                            HIGH         LOW        HIGH        LOW
                                  -------     -------    --------    -------
First...........................  $ 9.950     $ 5.000    $ 13.063    $ 9.313
Second..........................    9.400       8.000      11.625      6.000
Third...........................    8.500       5.800       8.375      5.125
Fourth..........................    9.000       6.250       7.625      3.875

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

ITEM 6.  SELECTED FINANCIAL DATA

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA        2001*        2000*        1999*        1998        1997**
--------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS                             RESTATED     RESTATED     RESTATED

Net sales                                       $  132,833   $  123,922   $  118,536   $  120,846   $  288,513

Cost of products sold                               97,518       91,841       86,221       87,590      255,252
                                                ----------   ----------   ----------   ----------   ----------

Gross profit                                        35,315       32,081       32,315       33,256       33,261

Selling, general and
 administrative expenses                            37,546       38,076       29,730       28,879       36,056
                                                ----------   ----------   ----------   ----------   ----------

Operating (loss) income                             (2,231)      (5,995)       2,585        4,377       (2,795)

Interest expense (income), net                         209         (228)          (8)         (82)       1,898
                                                ----------   ----------   ----------   ----------   ----------

(Loss) income before income taxes                   (2,440)      (5,767)       2,593        4,459       (4,693)

Income tax (benefit) provision                        (803)      (1,357)         636        1,650       (1,772)
                                                ----------   ----------   ----------   ----------   ----------

Net (loss) income                               $   (1,637)  $   (4,410)  $    1,957   $    2,809   $   (2,921)
                                                ==========   ==========   ==========   ==========   ==========

Basic net (loss) income per share               $    (0.52)  $    (1.45)  $     0.67   $     0.96   $    (1.00)

Diluted net (loss) income per share             $    (0.52)  $    (1.45)  $     0.67   $     0.95   $    (1.00)

Basic weighted average shares outstanding            3,144        3,050        2,939        2,932        2,921

Diluted weighted average shares outstanding          3,144        3,050        2,943        2,949        2,921

BALANCE SHEET DATA

Working capital                                 $   16,011   $   20,012   $   18,613   $   18,521   $   20,142

Total assets                                    $   40,972   $   44,990   $   41,902   $   38,481   $   39,203

Debt                                            $    5,326   $    5,938   $        -   $        -   $    1,512

Shareholders' equity                            $   22,985   $   24,589   $   27,555   $   25,553   $   22,623

* As described in Notes 10 (unaudited quarterly data) and 11 to the Notes to the Consolidated Financial Statements, amounts previously reported for certain current liabilities and cost of product sold have been restated.

** 1997 Operating results include sales and related expenses of the Company's wholesale drug distribution business. During the fourth quarter of 1997, the Company notified customers of its intention of a planned withdrawal from the business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

As set forth in Note 10 (unaudited quarterly data) and described in Note 11 to the Notes to the Consolidated Financial Statements, certain current liabilities and cost of product sold amounts have been restated.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the current year presentation. Please refer to Note 1 to the Consolidated Financial Statements.

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

Gross profit increased by 10.0% to $35.3 million compared to $32.1 million in the prior year. The gross profit margin percentage increased to 26.6% from 25.9% in 2000. The increased gross profit margin is attributable to both product and market mix combined with continued improvements in our supply chain operation.

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

Net interest expense of $0.2 million in contrast to $0.2 million of net interest income was attributable to the interest on the government settlement note payable which was executed on February 1, 2001.

The effective income tax benefit rate of 32.9% was lower than the federal statutory rate due to tax implications relating to the closure of the Lemont distribution facility.

Fiscal 2001 operations showed a net loss of ($1.6) million or ($0.52) per share in comparison with a net loss of ($4.4) million or ($1.45) per share including one-time charge ($2.5) million or ($0.79) per share in 2000.

2000 COMPARED WITH 1999

Revenue for fiscal 2000 was $123.9 million, compared to $118.5 million in fiscal 1999, representing growth of 4.6%, which was primarily volume driven. The Company's growth reflected strength in key communities, including a 28.5% increase in the reseller community, as well as an 8.2% increase in our public community, and a 5.5% increase in our EMS community. Results for fiscal 2000 were significantly affected by a one-time charge of $2.5 million, reflected in selling, general and administrative expenses or ($.79) per share, related to a matter the Company settled with the U.S. Government in the fourth quarter. Earnings per share decreased to ($1.45) from $0.67 a year ago. Excluding the one-time charge as a result of the government settlement, 2000 earnings per share would have been ($0.66) versus $0.67 a year ago.

Gross profit margin was 25.9% for the year, which was lower than the 27.3% of the prior year primarily due to the increased volume in the reseller community, which typically reflects lower margins.

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

The effective income tax benefit rate of 23.5% was lower than the federal statutory tax rate due primarily to a net income tax provision from the settlement of the government contract.

LIQUIDITY AND CAPITAL RESOURCES

At its December 29, 2001 fiscal year end, the Company's cash and cash equivalents totaled $0.8 million, a $4.4 million decrease from December 30, 2000. The Company's operations used $2.4 million during the fiscal year 2001 compared to providing $1.4 million and $2.5 million in 2000 and 1999, respectively. In 2001, primary components of cash generated from operating activities were from depreciation offset by uses of cash from deferred income taxes (a net source of $2.2 million). This was offset by a use of cash of $2.9 million which resulted from a $2.8 million increase in trade receivables, a $1.3 million increase in inventory both of which are consistent with the Company's revenue growth, offset partially by an increase in accounts payable. In 2000, operating activities generated cash uses of $3.0 million which was offset by sources of $4.4 million in working capital. In 1999, operating activities generated cash sources of $5.6 million of which $3.7 million was from net non-cash elements in earnings, partially offset by a use of $3.1 million in working capital.

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

Operating Factors

..     Unforeseen web site hosting or other service disruptions, or online credit card fraud or security breaches in the Company's web.

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

                        MOORE MEDICAL CORP. & SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

This amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 is being filed to revise the consolidated financial statements to adjust certain current liabilities and cost of product sold amounts as set forth in Notes 10 and 11 to the Notes to the Consolidated Financial Statements, from those previously filed on March 29, 2002. In this amendment, the disclosures have not been updated other than to reflect the adjustments specifically discussed in Notes 10 (unaudited quarterly data) and 11 to the Notes to the Consolidated Financial Statements.

                                                                                  Page No.
      Report of Independent Accountants                                                 15

      Consolidated Balance Sheets at the end of years 2001 and 2000                     16

      Consolidated Statements of Operations for the years 2001, 2000 and 1999           17

      Consolidated Statements of Shareholders' Equity for the years 2001, 2000
      and 1999                                                                          18

      Consolidated Statements of Cash Flows for the years 2001, 2000 and 1999           19

      Notes to Consolidated Financial Statements                                        20

      Consolidated Financial Statement Schedule II - Valuation and Qualifying
      Accounts for the years ended 2001, 2000 and 1999                                  37

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Moore Medical Corp.

In our opinion, the consolidated financial statements listed in the accompanying index, after the restatement described in Note 11, present fairly, in all material respects, the consolidated financial position of Moore Medical Corp. and its subsidiary at December 29, 2001 and December 30, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, after the restatement described in Note 11, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Hartford, Connecticut
February 18, 2002, except for
Note 11 for which the date is
March 20, 2003

MOORE MEDICAL CORP. & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS AT END OF YEARS

(AMOUNTS IN THOUSANDS, EXCEPT PAR VALUE)                   2001         2000
-------------------------------------------------------------------------------
                                                          RESTATED     RESTATED
CURRENT ASSETS
      Cash ...........................................  $      835   $    5,233
      Accounts receivable, less allowances
       of $933 and $664 ..............................      15,122       12,326
      Inventories ....................................      10,829        9,554
      Prepaid expenses and other current assets ......       1,875        2,152
      Deferred income taxes ..........................       1,367        3,553
                                                        ----------   ----------
         Total Current Assets ........................      30,028       32,818
                                                        ----------   ----------

NONCURRENT ASSETS
      Equipment and leasehold improvements, net ......       8,271        9,672
      Other assets ...................................       2,673        2,500
                                                        ----------   ----------
         Total Noncurrent Assets .....................      10,944       12,172
                                                        ----------   ----------
                                                        $   40,972   $   44,990
                                                        ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable ...............................  $   10,788   $    9,822
      Accrued expenses ...............................       1,873        2,254
      Current Portion Long Term Debt .................       1,356          730
                                                        ----------   ----------
         Total Current Liabilities ...................      14,017       12,806
                                                        ----------   ----------

Deferred Income Taxes ................................           -        2,387

Long Term Notes Payable ..............................       3,970        5,208

Commitments and Contingencies (See Note 8)

SHAREHOLDERS' EQUITY
      Preferred stock, no shares outstanding .........           -            -
      Common stock-$.01 par value;
      Shares authorized - 10,000
      Shares issued - 3,246 ..........................          32           32
      Capital in excess of par value .................      21,548       21,700
      Note Receivable ................................        (298)           -
      Retained earnings ..............................       2,523        4,144
                                                        ----------   ----------
                                                            23,805       25,876
      Less treasury shares, at cost, 92 and 145 shares        (820)      (1,287)
                                                        ----------   ----------
         Total Shareholders' Equity ..................      22,985       24,589
                                                        ----------   ----------
                                                        $   40,972   $   44,990
                                                        ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                         2001          2000          1999
----------------------------------------------------------------------------------------------------------
                                                                      Restated      Restated      Restated
Net sales .......................................................  $   132,833   $   123,922   $   118,536

Cost of products sold ...........................................       97,518        91,841        86,221
                                                                   -----------   -----------   -----------

Gross profit ....................................................       35,315        32,081        32,315

Selling, general and administrative expenses ....................       37,546        38,076        29,730
                                                                   -----------   -----------   -----------

Operating (loss)income ..........................................       (2,231)       (5,995)        2,585

Interest expense (income), net ..................................          209          (228)           (8)
                                                                   -----------   -----------   -----------

(Loss) income before income taxes ...............................       (2,440)       (5,767)        2,593

Income tax (benefit) provision ..................................         (803)       (1,357)          636
                                                                   -----------   -----------   -----------

Net (loss) income ...............................................  $    (1,637)  $    (4,410)  $     1,957
                                                                   ===========   ===========   ===========

Basic net (loss) income per share ...............................  $     (0.52)  $     (1.45)  $      0.67

Diluted net (loss) income per share .............................  $     (0.52)  $     (1.45)  $      0.67

Weighted average number common shares outstanding:

Basic ...........................................................        3,144         3,050         2,939
Diluted .........................................................        3,144         3,050         2,943

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS

                               COMMON STOCK
                              $.01 PAR VALUE      CAPITAL
                           ---------------------  IN EXCESS               TREASURY STOCK
                            SHARES        PAR     OF PAR     RETAINED   ---------------------      NOTE
AMOUNTS IN THOUSANDS        ISSUED       VALUE    VALUE      EARNINGS     SHARES       COST     RECEIVABLE
-----------------------------------------------------------------------------------------------------------
1999
Beginning balance              3,246   $      33  $  21,667  $   6,597       (308)  $  (2,744)          --
Net income (Restated)                                            1,957
Stock options/stock
 compensation                                             8                     3          37
                           ---------   ---------  ---------  ---------  ---------   ---------   ----------
Ending balance                 3,246          33     21,675      8,554       (305)     (2,707)          --

2000
Net (loss) (Restated)                                           (4,410)
Stock options/stock
 Compensation                                 (1)        25                   160       1,420
                           ---------   ---------  ---------  ---------  ---------   ---------   ----------

Ending balance                 3,246          32     21,700      4,144       (145)     (1,287)          --

2001
Net (loss) (Restated)                                           (1,637)
Stock options/stock
 Compensation                                          (152)        16         53         467   $     (298)
                           ---------   ---------  ---------  ---------  ---------   ---------   ----------

Ending Balance                 3,246   $      32  $  21,548  $   2,523        (92)  $    (820)  $     (298)
                           =========   =========  =========  =========  =========   =========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS

(AMOUNTS IN THOUSANDS)                                               2001        2000        1999
----------------------------------------------------------------------------------------------------
                                                                    RESTATED    RESTATED    RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income ...............................................  $  (1,637)  $  (4,410)  $   1,957
Adjustments to reconcile net (loss) income to net cash
 flows (used in) provided by operating activities:
      Depreciation and amortization .............................      3,005       2,641       1,733
      Deferred income taxes .....................................       (798)     (1,268)      2,234
      Other .....................................................          -          30        (307)
      Changes in operating assets and liabilities
          Accounts receivable ...................................     (2,796)       (838)     (2,103)
          Inventories ...........................................     (1,275)      4,688        (558)
          Other assets ..........................................        563        (300)        140
          Accounts payable ......................................        966       2,508       1,893
          Other liabilities .....................................       (381)     (1,681)     (2,474)
                                                                   ---------   ---------   ---------

Net cash flows (used in) provided by operating activities .......     (2,353)      1,370       2,515
                                                                   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Equipment and leasehold improvements acquired ...................     (1,468)     (1,599)     (5,336)
Acquisition of business .........................................          -      (1,934)          -
                                                                   ---------   ---------   ---------

Net cash flows (used in) investing activities ...................     (1,468)     (3,533)     (5,336)
                                                                   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of treasury stock ..........................................         35       1,444          45
Long term notes payable .........................................       (612)      5,208           -
                                                                   ---------   ---------   ---------

Net cash flows (used in) provided by financing
 activities .....................................................       (577)      6,652          45
                                                                   ---------   ---------   ---------

(Decrease) increase in cash .....................................     (4,398)      4,489      (2,776)
Cash at the beginning of year ...................................      5,233         744       3,520
                                                                   ---------   ---------   ---------

Cash At End Of Year .............................................  $     835   $   5,233   $     744
                                                                   =========   =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement - As set forth in Note 10 (unaudited quarterly data) and described in Note 11 to the Notes to the Consolidated Financial Statements, certain current liabilities and cost of product sold amounts have been restated.

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

On July 14, 2000, the Company acquired 100% of the assets of MERGInet Medical Resources, the premier Internet publication serving emergency medical services and emergency medical professionals for $300,000 in cash and 26,432 shares of the Company's common stock valued at $150,000. The acquisition was recorded as a purchase with tangible and intangible assets being depreciated/amortized over their respective useful lives. MERGInet is one of the most heavily visited resource channel for emergency medical service professionals and the only on-line publication in the market.

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

Equipment and Leasehold Improvements - Equipment is recorded at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets as follows:

        ------------------------------------------------------------------------
        ESTIMATED USEFUL LIVES
        ------------------------------------------------------------------------

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

Intangible Assets - Included within other noncurrent assets is goodwill, net of amortization, related to the acquisitions of MERGInet Medical Resources and Podiatry Online in the amounts of $1.0 million and $1.1 million for 2001 and 2000, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company does not believe that the prospective adoption of these standards will have a material impact on its consolidated financial statements.

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

Shipping and handling costs billed to customers are classified as revenues for all periods presented; previously, these revenues were offset against the related costs incurred, which were included in general and administrative expenses. Revenues from shipping and handling for each of the three years in the periods ended 2001, 2000, and 1999 were $640,000, $367,000 and $82,000, respectively. Costs related to shipping and handling are classified as cost of goods sold for all periods presented. Costs for shipping and handling were $5,835,000, $5,330,000 and $4,817,000, during each of the three years in the periods ended 2001, 2000, and 1999, respectively.

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

NOTE 2 - INCOME TAXES

The income tax (benefit) provision consists of the following:

-------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS                              2001         2000        1999
-------------------------------------------------------------------------------
Current
   Federal                                  $        -   $      (94)  $  (1,554)
   State                                            20            5         (44)
                                            ----------   ----------   ---------
      Total current                                 20          (89)     (1,598)
                                            ----------   ----------   ---------
Deferred                                          (823)      (1,268)      2,234
                                            ----------   ----------   ---------
      Total (benefit) provision             $     (803)  $   (1,357)  $     636
                                            ==========   ==========   =========

A reconciliation of the statutory federal income tax rate to the effective income tax rate as a percentage of pretax income is as follows:

-------------------------------------------------------------------------------
                                                  2001         2000        1999
-------------------------------------------------------------------------------

Statutory federal income tax rate                 34.0%        34.0%       34.0%
State income taxes, net of federal tax benefit     1.9          2.6         3.8
Valuation allowance                               (2.2)        (1.5)        2.6
Other - net                                       (0.8)       (11.6)      (15.9)
                                               -------   ----------   ---------
Effective income tax rate                         32.9%        23.5%       24.5%
                                               =======   ==========   =========

The effective income tax benefit rate of 32.9% was lower than the federal statutory tax rate due primarily to a net income tax charge of 2.1% due to the closure of the Lemont distribution facility. The effective income tax benefit rate of 23.5% in 2000 included an income tax provision of 12.5% relating to the government settlement (see note 4). The effective income tax provision of 24.5% in 1999 included an income tax benefit of $0.3 million or 12% recorded from a favorable settlement of a tax matter relating to 1998.

Deferred income tax assets and liabilities at the end of each year consist of the tax effects of temporary differences related to the following:

---------------------------------------------------------------
AMOUNTS IN THOUSANDS                           2001        2000
---------------------------------------------------------------

Allowance for doubtful accounts           $     398   $     249
Inventories                                     584         734
Accrued expenses                                201       1,368
Federal & State Tax NOLs                      3,298       1,789
Other                                           173         183
State Tax Valuation Allowances                 (206)       (155)
                                          ---------   ---------
     Deferred Tax Assets                      4,448       4,168
                                          =========   =========
Accumulated depreciation/amortization        (1,986)     (2,513)
Prepaid pension expense                        (342)       (350)
Other                                          (156)       (139)
                                          ---------   ---------
     Deferred Tax Liabilities                (2,484)     (3,002)
                                          ---------   ---------
                                          $   1,964   $   1,166
                                          =========   =========

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

NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment, leasehold improvements and accumulated depreciation are summarized as follows:

---------------------------------------------------------------
AMOUNTS IN THOUSANDS                           2001        2000
---------------------------------------------------------------

Equipment                                 $   4,285   $   4,751
Furniture & Fixtures                          1,290       1,297
Computer equipment and software              16,690      15,558
Leasehold improvements                        3,231       3,214
                                          ---------   ---------
                                             25,496      24,820
Less: accumulated depreciation              (17,225)    (15,148)
                                          ---------   ---------
                                          $   8,271   $   9,672
                                          =========   =========

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

---------------------------------------------------------------
AMOUNTS IN THOUSANDS                           2001        2000
---------------------------------------------------------------
BORROWINGS
    Average                               $       0   $      10
    Maximum                               $       0   $     361
WEIGHTED DAILY AVERAGE INTEREST RATE
    For the year                                0.0%        1.6%
     At year end                                0.0%        0.0%

Cash payments for interest on revolving credit financing totaled $43,000, and $1,000 in 2001 and 2000 respectively.

On February 1, 2001, the Company signed an agreement with the U.S. Government settling a pricing error by its former wholesale division under federal supply contracts entered into in 1991. In 1997, the Company voluntarily disclosed the error to the Government and established a $3.8 million reserve for 1996. In the fourth quarter of 2000, an additional $2.5 million reserve was recorded for the liability and associated legal costs. In settlement, the Company agreed to pay the government a total of $5.2 million ("government settlement note"), including $0.5 million on signing, and $4.7 million over five years. The settlement is interest bearing at rates ranging from 5.25% to 7.25%. The future principal and interest payments for the government settlement note are as follows: 2002 $888,803; 2003 $1,066,075; 2004 $1,591,763; 2005 $1,852,106. The principal and interest portion of the government settlement note is reflected in the Balance Sheets as follows:

------------------------------------------------------------------
AMOUNTS IN THOUSANDS                              2001        2000
------------------------------------------------------------------

Government Settlement note:
            Current Portion Long Term Debt   $     635   $     730
            Long Term notes payable              3,970       4,470
                                             ---------   ---------
Total Government Settlement note             $   4,605   $   5,200
                                             =========   =========

Included in the liability section of the Balance Sheet is a note payable related to the acquisition of a controlling interest in Podiatry Online. The note payable is classified as follows:

------------------------------------------------------------------
AMOUNTS IN THOUSANDS                              2001        2000
------------------------------------------------------------------

Podiatry Online note:
            Current Portion Long Term Debt   $     721   $       -
            Long Term notes payable                  -         738
                                             ---------   ---------
Total Podiatry Online note                   $     721   $     738
                                             =========   =========

NOTE 5 - EMPLOYEE BENEFITS

All employees meeting eligibility requirements participate in the Company's defined benefit pension plan under which pension benefits are based on the employee's highest consecutive five-year average annual compensation. The Company's funding policy is to comply with the minimum funding requirements set by the Employee Retirement Income Security Act of 1974 (ERISA).

Pension disclosure requirements of Financial Accounting Standard No. 132:

-------------------------------------------------------------------------
AMOUNTS IN THOUSANDS                                   2001       2000
-------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year             $   3,977   $   3,722
Service cost                                              358         342
Interest cost                                             345         279
Actuarial gain                                            593         191
Benefits paid                                            (802)       (557)
                                                    ---------   ---------
Benefit obligation at end of year                   $   4,471   $   3,977
                                                    =========   =========

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year      $   4,825   $   5,218
Actual return on plan assets                             (125)         15
Employer contribution                                     286         149
Benefits paid                                            (802)       (557)
                                                    ---------   ---------
Fair value of plan assets at end of year            $   4,184   $   4,825
                                                    =========   =========
Funded Status                                       $    (289)  $     847
Unrecognized net actuarial gain (loss)                  1,139          34
Unrecognized prior service cost                            27          32
                                                    ---------   ---------
Prepaid benefit cost                                $     877   $     913
                                                    =========   =========

WEIGHTED-AVERAGE ASSUMPTIONS AS OF PERIOD
ENDING

Discount Rate                                            7.25%       7.50%
Expected return on plan assets                           9.00%       9.00%
Rate of compensation increases                           4.00%       4.00%

--------------------------------------------------------------------------
AMOUNTS IN THOUSANDS                          2001       2000      1999
--------------------------------------------------------------------------

COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost                                $    358   $    342   $    327
Interest cost                                    345        279        275
Expected return on plan assets                  (433)      (470)      (436)
Amortization prior service cost                    5          5          5
Amortization transition cost                       -         12         12
Recognized net actuarial loss                      -          -        (65)
                                            --------   --------   --------
Net periodic benefit cost                   $    275   $    168   $    118
                                            ========   ========   ========

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

On January 11, 2001 the Company's Board of Directors authorized to transfer 50,000 shares of common stock from its treasury shares to Linda M. Autore in consideration of Ms. Autore's promissory note secured by said shares in the principal amount of $281,250 pursuant to the terms and conditions set forth in an Executive Compensation Agreement, Recourse Promissory Note and Pledge Agreement dated January 11, 2001.

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

Stock option transactions for all three plans as summarized as follows:

------------------------------------------------------------------------------------------------------------
                                                                                       2000 INCENTIVE
                    1992 INCENTIVE STOCK OPTION PLAN  1998 STOCK INCENTIVE PLAN      COMPENSATION PROGRAM
------------------------------------------------------------------------------------------------------------
                                                                                                  WEIGHTED
                                                                                                  AVERAGE
                      NUMBER OF    WEIGHTED AVERAGE  NUMBER OF    WEIGHTED AVERAGE  NUMBER OF     EXERCISE
                       OPTIONS      EXERCISE PRICE    OPTIONS      EXERCISE PRICE    OPTIONS       PRICE
------------------------------------------------------------------------------------------------------------
Outstanding at
 end of 1999              27,900   $          11.55     114,500   $        11.54             -   $      0.00

   Granted                69,000              10.21          -                 -        98,000          7.83
   Canceled              (25,300)             10.80     (12,750)           11.35             -             -
   Exercised              (2,500)             10.63      (1,250)           10.88             -             -
                      ----------                     ----------                     ----------
Outstanding at
 end of 2000              69,100              10.53     100,500            11.54        98,000          7.83

   Granted                     -                  -           -                -       148,100          7.51
   Canceled              (23,100)             11.13     (27,000)           11.48       (90,400)         7.55
   Exercised                   -                  -           -                -        (2,500)         6.76
                      ----------                     ----------                     ----------
Outstanding at
 end of 2001              46,000   $          10.22      73,500   $        11.58       153,200   $      7.74
                      ==========                     ==========                     ==========

Exercisable 2001          16,750   $          10.62      46,375   $        11.60        19,125   $      9.12

Exercisable 2000          20,100   $          11.56      40,750   $        11.59         7,000   $     11.00


The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees". If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share, basic and diluted, would have been reduced to pro forma amounts of ($2.2) million and ($0.71) per share, ($4.5) million and ($1.49) per share, and $1.9 million and $.63 per share for 2001, 2000, and 1999, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants issued during the year ended December 29, 2001: dividend yield of 0%; risk-free rates ranging from 4.6% to 5.8%, expected volatility factors ranging from 34% to 50%; and expected option terms ranging from four to five years.

NOTE 8 - COMMITMENTS

The Company leases its various facilities such as its distribution centers, office facilities and certain equipment. Certain lease commitments provide that the Company pay taxes, insurance, and maintenance expenses relating to the leased assets. Rental expense approximated $1,334,000, $1,240,000, and $1,218,000 in 2001, 2000, and 1999, respectively. As of December 29, 2001, future minimum payments, for all leases are as follows: 2002, $1,240,000; 2003, $638,000; 2004, $419,000; 2005, $203,000; 2006 $92,000 thereafter, $0.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to year-end 2001, on February 13, 2002 the Company utilized its collateralized revolving credit facility to pay off the government settlement note in full to take advantage of the current low interest rate environment.

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

NOTE 10 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

The effect of the restatement described in Note 11 on the quarterly operating results for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, as previously reported in the Company's Annual Report on Form 10-K filed on March 29, 2002, is as follows:

------------------------------------------------------------------------------------------------------------------
                                                                     NET         NET      NET INCOME   NET INCOME
AMOUNTS IN THOUSANDS,                     GROSS       GROSS        INCOME       INCOME      (LOSS)       (LOSS)
EXCEPT PER SHARE DATA       NET SALES     PROFIT      PROFIT       (LOSS)       (LOSS)     PER SHARE    PER SHARE
------------------------------------------------------------------------------------------------------------------
                                      As Previously             As Previously             As Previously
                                        Reported     Restated   Reported       Restated     Reported      Restated
1999
First                      $     29,055 $    8,434 $       8,434 $      477  $        477 $      0.16  $      0.16
Second                           29,377      8,163         8,189        428           444        0.15         0.15
Third                            31,110      8,125         8,208        803           855        0.27         0.30
Fourth                           28,994      7,424         7,484        144           181        0.05         0.06
                           ------------ ---------- ------------- ----------  ------------ -----------  -----------
   Year                    $    118,536 $   32,146 $      32,315 $    1,852  $      1,957 $      0.63  $      0.67
                           ============ ========== ============= ==========  ============ ===========  ===========
2000
First                      $     29,594 $    7,517 $       7,550 $     (255) $       (234)$     (0.09) $     (0.08)
Second                           30,340      7,856         7,916         79           116        0.03         0.04
Third                            33,146      8,580         8,640       (567)         (530)      (0.18)       (0.17)
Fourth                           30,842      7,927         7,975     (3,793)       (3,762)      (1.25)       (1.24)
                           ------------ ---------- ------------- ----------  ------------ -----------  -----------
   Year                    $    123,922 $   31,880 $      32,081 $   (4,536) $     (4,410)$     (1.49) $     (1.45)
                           ============ ========== ============= ==========  ============ ===========  ===========
2001
First                      $     32,365 $    8,419 $       8,503 $   (1,097) $     (1,041)$     (0.35) $     (0.33)
Second                           32,620      8,601         8,657       (760)         (722)      (0.24)       (0.23)
Third                            34,685      9,087         9,147       (126)          (86)      (0.04)       (0.03)
Fourth                           33,163      9,162         9,008        317           212        0.10         0.07
                           ------------ ---------- ------------- ----------  ------------ -----------  -----------
   Year                    $    132,833 $   35,269 $      35,315 $   (1,666) $     (1,637)$     (0.53) $     (0.52)
                           ============ ========== ============= ==========  ============ ===========  ===========

Net Sales and Gross Profit reflect reclassifications due to the impact of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs"

NOTE 11 - RESTATEMENT

This amendment to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 is being filed to revise the consolidated financial statements from those previously filed on March 29, 2002. In this amendment, the disclosures have not been updated other than to reflect the adjustments specifically noted below.

During the fourth quarter of fiscal 2002, the management of the Company became aware that its previously reported cost of product sold was overstated and its corresponding gross profit was understated for fiscal years 2001, 2000 and 1999 by $46,000, $201,000 and $169,000, respectively, and net income was understated by $29,000, $126,000, and $106,000, respectively. These errors resulted from the implementation of the Company's Enterprise Resource Planning ("ERP") system in 1999 and involved the initial recording of inventory receipts and subsequent recognition of inventory book-to-physical and cycle count adjustments, and the accounting for returned inventory to suppliers. In addition to the understatement of gross profit and net income for fiscal years 2001, 2000 and 1999, the current liabilities on the Company's consolidated balance sheet as of December 29, 2001 and December 30, 2000 (prior to the restatement) were overstated in the amounts of $416,000 and $370,000 respectively.

The effect of restatement on the operating results for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, as previously reported in the Company's Annual Report on Form 10-K filed on March 29, 2002, is as follows:

                                          2001                        2000                        1999
                               --------------------------  --------------------------  --------------------------
                               AS PREVIOUSLY               AS PREVIOUSLY               AS PREVIOUSLY
                               REPORTED          RESTATED  REPORTED          RESTATED  REPORTED          RESTATED
                               ------------  ------------  ------------  ------------  ------------  ------------
Net sales                      $    132,833  $    132,833  $    123,922  $    123,922  $    118,536  $    118,536
Cost of products sold                97,564        97,518        92,042        91,841        86,390        86,221
                               ------------  ------------  ------------  ------------  ------------  ------------
Gross profit                         35,269        35,315        31,880        32,081        32,146        32,315
S,G&A expenses                       37,546        37,546        38,076        38,076        29,730        29,730
                               ------------  ------------  ------------  ------------  ------------  ------------
Operating (loss) income              (2,277)       (2,231)       (6,196)       (5,995)        2,416         2,585
Interest expense
 (income), net                          209           209          (228)         (228)           (8)           (8)
                               ------------  ------------  ------------  ------------  ------------  ------------
(Loss) income before
 income taxes                        (2,486)       (2,440)       (5,968)       (5,767)        2,424         2,593
Income tax (benefit)
 provision                             (820)         (803)       (1,432)       (1,357)          572           636
                               ------------  ------------  ------------  ------------  ------------  ------------
Net (loss) income              $     (1,666) $     (1,637) $     (4,536) $     (4,410) $      1,852  $      1,957
                               ============  ============  ============  ============  ============  ============
Basic net (loss) income
 per share                     $      (0.53) $      (0.52) $      (1.49) $      (1.45) $       0.63  $       0.67
Diluted net (loss) income
 per share                     $      (0.53) $      (0.52) $      (1.49) $      (1.45) $       0.63  $       0.67

The effect of restatement on the quarterly operating results for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, as previously reported in the Company's Annual Report on Form 10-K filed on March 29, 2002, is set forth in Note 10.

The effect on the consolidated balance sheets as of December 29, 2001 and December 30, 2000, previously reported in the Company's Annual Report on Form 10-K filed on March 29, 2002 is as follows:

                                        2001                      2000
                              ------------------------- ------------------------
                              AS PREVIOUSLY             AS PREVIOUSLY
                              REPORTED       RESTATED   REPORTED      RESTATED
                              -------------  ---------- ------------- ----------
Total Current Assets          $      30,184  $   30,028 $      32,957 $   32,818
Total Noncurrent Assets              10,944      10,944        12,172     12,172
                              -------------  ---------- ------------- ----------
Total Assets                  $      41,128  $   40,972 $      45,129 $   44,990
                              =============  ========== ============= ==========
Total Current Liabilities     $      14,433  $   14,017 $      13,176 $   12,806
Total Noncurrent Liabilities          3,970       3,970         7,595      7,595
Total Shareholders' Equity           22,725      22,985        24,358     24,589
                              -------------  ---------- ------------- ----------
Total Liabilities and Equity  $      41,128  $   40,972 $      45,129 $   44,990
                              =============  ========== ============= ==========

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

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to information under the caption "Executive Compensation," "Defined Benefit Plans," "Stock Options," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee's Report," "Performance Graph," and "Fees Paid to Directors" in the Company's 2002 definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to information under the caption "Principal Holders of Common Stock," "Certain Information Regarding Management's Nominees," and "Executive Officers" in the Company's 2002 definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to information under the captions "Fees Paid to Directors," "Executive Compensation," and "Defined Benefit Plans" in the Company's 2002 definitive proxy statement to be filed pursuant to Regulation 14A.

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


     Exhibits Filed Under Item 601 of Regulation              Filed Herewith or Incorporated by Reference To:
        S-K

3.   ARTICLES OF INCORPORATION AND BY-LAWS

..1   Certificate of Incorporation, as                         Exhibit 3.1 to Form 10-K for the fiscal year
     Amended.                                                 ended January 3, 1981, Exhibit 1 to Form 10-
                                                              Q for the quarter ended June 29, 1985, Exhibit
                                                              3.1 to Form 10-K for the fiscal year ended
                                                              January 2, 1988, Exhibit 3.1 to Form 10-K for
                                                              the fiscal year ended January 2, 1999, Exhibit
                                                              3.4 to Form 10-Q for the quarter ended July 1,
                                                              2000.

..2   Certificate of Designation under                         Exhibit 3 to Form 8-A filed December 30,
     Delaware General Corporation Law.                        1998.

..3   By-law, as amended.                                      Exhibit 3.3 to Form 10-K for the fiscal year
                                                              ended January 3, 1981, Exhibit 3.3 to Form 10-
                                                              K for the fiscal year ended December 30, 1989,
                                                              and Exhibit 3.3 to Form 10-K for the fiscal year
                                                              ended January 2, 1999.

4.   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
     HOLDERS

..1   Stock Repurchase Program, adopted September              Exhibit 3.4 to Form 10-Q for the period ended
     17, 2001.                                                September 29, 2001

..2   Rights Agreement, between the Company and                Exhibit 4 to Form 8-K dated December 22,
     American Stock Transfer & Trust Co., dated               1998.
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

..4A  Moore Medical Corp. Capital Accumulation Plan,           Exhibit 10.4A to Form 10-K for the fiscal year
     Fidelity - The Corporateplan for Retirement              ended December 29, 2001.
     Service Agreement with Fidelity, effective
     November 1, 2001.

..4B  Summary Plan Description - Moore Medical                 Exhibit 10.4B to Form 10-K for the fiscal year
     Corp. Capital Accumulation Plan, effective               ended December 29, 2001.
     November 1, 2001.

..4C  Fidelity - The CORPORATEPlan For                         Exhibit 10.4C to Form 0-K for the fiscal year
     Retirement Adoption Agreement, effective                 ended December 29, 2001.
     November 1, 2001

..5   Defined Benefit Pension Plan and Trust                   Exhibits 10.5A, 10.5B and 10.5C to Form 10-K
     Agreement dated September 26, 1994, as                   for the fiscal year ended December 31, 1994
     amended.                                                 and Exhibit 10.5D to Form 10-K for the fiscal
                                                              year ended January 1, 2000.

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

..7   Non-qualified Stock Option Plan.                         Exhibit 10.7 to Form 10-K for the fiscal year
                                                              ended January 2, 1999.

..8   2001 - 2002 Change of Control and Position               Exhibit 10.8 to Form 10-K for the fiscal year
     Payment Plan.                                            ended December 30, 2000.

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

..11  Loan and Security Agreement between the                  Exhibit 10.11 to Form 10-K for the fiscal year
     Company and Fleet Capital Corporation dated              ended December 30, 2000.
     January 26, 2001.


..12  Appendix A to Security Agreement dated January           Exhibit 10.12 to Form 10-K for the fiscal year
     26, 2001, between the Company and Fleet                  ended December 30, 2000.
     Capital Corporation.


..13      Amended and Restated Employment Agreement            Exhibit 10.20 to Form 10-Q for period ended
         between the Company and Linda M. Autore,             April 1, 2000.
         effective March 1, 2001.

..14      Subscription Agreement between the Company           Exhibit 10.21 to Form 10-Q for period ended
         and Vantage Venture Partners, LP, dated              April 1, 2000.
         February 28, 2000.

..15      Executive Subscription Agreement between the         Exhibit 10.25 to Form 10-K for the fiscal year
         Company and Linda M. Autore dated January            ended December 30, 2000.
         11, 2001.

..16      Pledge Agreement between the Company and             Exhibit 10.26 to Form 10-K for the fiscal year
         Linda M. Autore dated January 11, 2001.              ended December 30, 2000.

..17      Recourse Promissory Note between the                 Exhibit 10.27 to Form 10-K for the fiscal year
         Company and Linda M. Autore dated January 11, 2001.  ended December 30,2000.

..18      Consulting Agreement between the Company and         Exhibit 10.18 to Form 10-K for the fiscal year
         Peter A. Derow effective October 8, 2001             ended December 29, 2001.

..19      Employment Agreement between the Company             Exhibit 10.19 to Form 10-K for the fiscal year
         and Jon Garrity, effective October 1, 2001           ended December 29, 2001.


..20      Promissory Note of the Company to the U.S.           Exhibit 10.28 to Form 10-Q for period Ended
         Government dated February 1, 2001.                   March 31, 2001.

21.      SUBSIDIARIES

..1       Subsidiaries, identifiable pursuant to Item          Exhibit 22 to Form 10-K for the fiscal year
         601 (21) of Regulation S-K.                          ended December 28, 1991.

23.      CONSENT OF EXPERT

..1       Consent of PricewaterhouseCoopers LLP.               Filed herewith.

99.      CERTIFICATIONS

..1       Certification of the Chief Executive Officer         Filed herewith
         pursuant to Section 906 of the Sarbanes Oxley
         Act of 2002

..2       Certification of the Chief Financial Officer         Filed herewith
         pursuant to Section 906 of the Sarbanes Oxley
         Act of 2002

(b) Reports on Form 8-K: The Company filed no Current Report on Form 8-K during the quarter ended December 29, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOORE MEDICAL CORP.

BY: /s/ Linda M. Autore                                       BY: /s/ John M. Zinzarella
-------------------------------------------------------       ---------------------------------------------------------
Linda M. Autore, President and Chief Executive                John M. Zinzarella, Vice President of Finance,
Officer                                                       Treasurer and Chief Financial Officer
March 28, 2003                                                March 28, 2003


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Linda M. Autore                                           /s/ Steven Kotler
------------------------------------------------------        -------------------------------------------------------
Linda M. Autore, Director, President and Chief                Steven Kotler, Director
Executive Officer                                             March 28, 2003
March 28, 2003

/s/ Robert H. Steele                                          /s/ Wilmer J. Thomas, Jr.
------------------------------------------------------        -------------------------------------------------------
Robert H. Steele, Chairman of the Board                       Wilmer J. Thomas, Jr., Director
March 28, 2003                                                March 28, 2003

/s/ Christopher W. Brody                                      /s/ Dan K. Wassong
------------------------------------------------------        -------------------------------------------------------
Christopher W. Brody, Director                                Dan K. Wassong, Director
March 28, 2003                                                March 28, 2003

/s/ Peter A. Derow
------------------------------------------------------
Peter A. Derow, Director
March 28, 2003

                                 CERTIFICATIONS


I, Linda M. Autore, certify that:

1. I have reviewed Amendment No. 1 to this annual report on Form 10-K/A of Moore Medical Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


March 28, 2003


                                                BY:  /s/ Linda M. Autore
                                                --------------------------------
                                                Linda M. Autore, President and
                                                Chief Executive Officer

I, John M. Zinzarella, certify that:

1. I have reviewed Amendment No. 1 to this annual report on Form 10-K/A of Moore Medical Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


March 28, 2003


                                         BY:  /s/ John M. Zinzarella
                                         ---------------------------------------
                                         John M. Zinzarella, Vice President of
                                         Finance, Treasurer and Chief Financial
                                         Officer

                                   SCHEDULE II


                        MOORE MEDICAL CORP. & SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                    ALLOWANCES FOR RETURNS AND UNCOLLECTIBLES


                                               BALANCE AT     ADDITIONS                  BALANCE AT
                                               BEGINNING      CHARGED TO                   END OF
                                               OF PERIOD       EXPENSES    DEDUCTIONS      PERIOD
                                               ------------   ----------   ----------   -----------
ALLOWANCE FOR RETURNS AND UNCOLLECTIBLES

Fiscal Year End December 29, 2001              $        664   $      367   $      (98)  $       933

Fiscal Year End December 30, 2000              $        663   $       89   $      (88)  $       664

Fiscal Year End January 1, 2000                $        835   $       16   $     (188)  $       663