Form 10-K
period 2002-12-28
MOORE MEDICAL CORP
filed 2003-03-28
CIK 74691

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10 - K

                            FOR ANNUAL AND TRANSITION REPORTS
                    Pursuant to Sections 13 or 15 (D) of the
                         Securities Exchange Act of 1934

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                  For the fiscal year ended December 28, 2002

                                       or

[] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
   Act of 1934

                    For the transition period from ______ to ______

                          Commission file number 1-8903

                               MOORE MEDICAL CORP.
             (Exact Name of Registrant as Specified in Its Charter)
--------------------------------------------------------------------------------

             Delaware                             22-1897821
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)                Identification Number)

P.O. Box 1500, New Britain, Connecticut  06050
(Address of Principal Executive Offices and Zip Code)

860-826-3600
(Registrant's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock ($.01 Par Value)                  American Stock Exchange
Rights to Purchase Series I Junior             American Stock Exchange
 Preferred Stock                     (Name of Each Exchange on Which Registered)
(Title of Each Class)
--------------------------------------------------------------------------------

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

 Yes X  No __

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes__ No X

        As of March 6, 2003, 3,189,784 shares (exclusive of 56,030 Treasury Shares) of the registrant's Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates (i.e. other than shares held by identified 5% holders and executive officers and directors) of the registrant as of June 29, 2002 was approximately $13,700,000.
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the registrant's 2003 Annual Meeting of Stockholders to be held on May 22, 2003, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days from the end of the fiscal year ended December 28, 2002.
================================================================================

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

Competitive Factors

..    Intense competition in health care product distribution from distributor consolidations, new online entrants and pricing pressures from larger distributors able to benefit from economies of scale or other operating efficiencies.

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

..    Changes in political and economic conditions nationwide.

Business Strategy Factors

..    The inability to generate adequate revenues and income from our transformation to a multi-channel e-commerce enabled business.

..    Changes in demand for the Company's products.

..    Pressures on revenues resulting from, for example, customer consolidations or changes in customer buying patterns.

..    Changes in the availability or salability of products manufactured by our suppliers.

Operating Factors

..    Unforeseen web site hosting or other service disruptions, or online credit card fraud or security breaches in the Company's web operation.

..    Failure to keep up with rapidly changing technologies or Internet developments.

..    The loss of the single facility that houses our internal systems would significantly impact our continued business operations until our disaster recovery plan is fully executed and operations return to normal.

..    Disruptions in, or cost increases for, services or systems on which we are dependent, such as the trucking companies that deliver products from our suppliers, common carriers (such as United Parcel Service and Federal Express) which deliver products to our customers, telecommunication services, computer systems services, and printing services.

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

                        MOORE MEDICAL CORP. & SUBSIDIARY
                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

Part I
----------------------------------------------------------------------------------------------------------
Item 1.      Business                                                                                    1
Item 2.      Properties                                                                                  6
Item 3.      Legal Proceedings                                                                           6
Item 4.      Submission of Matters to a Vote of Security Holders                                         6

Part II
----------------------------------------------------------------------------------------------------------
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                       7
Item 6.      Selected Financial Data                                                                     8
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations       9
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                 13
Item 8.      Financial Statements and Supplementary Data                                                14
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       31

Part III
----------------------------------------------------------------------------------------------------------
Item 10.     Directors and Executive Officers of the Registrant                                         32
Item 11.     Executive Compensation                                                                     32
Item 12.     Security Ownership of Certain Beneficial Owners and Management                             32
Item 13.     Certain Relationships and Related Transactions                                             32
Item 14.     Controls and Procedures                                                                    32
Item 15.     Principal Accountant Fees and Services                                                     32

Part IV
----------------------------------------------------------------------------------------------------------

Item 16.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                            33

Signatures                                                                                              36
Certifications                                                                                          37

ITEM 1.  BUSINESS

GENERAL

Moore Medical Corp. (the "Company," "Moore Medical," "we" or "us") is an Internet-enabled, integrated multi-channel marketer and distributor of medical, surgical and pharmaceutical products to approximately 100,000 health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. Moore Medical also serves the medical/surgical supply needs of 28 customer community affiliates. The Company markets to and serves our customers through direct mail, industry-specialized telephone support staff, field sales representatives, and the Internet. Our direct marketing and distribution business has been in operation for 55 years. The Company operates principally from three distribution facilities located in the United States with nearly 100% of its revenues from customers in the United States. The Company exited the less profitable wholesale drug distribution business in October 1997.

The Company is a Delaware corporation, organized in 1969. Its principal executive offices are located at 389 John Downey Drive, New Britain, Connecticut 06050, telephone (860) 826-3600.

Moore Medical's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements for its Annual Meeting of Stockholders are filed electronically with the Securities and Exchange Commission ("SEC") (http://www.sec.gov). Such documents are made available on the Company's web site (http://www.mooremedical.com) after they are electronically filed with the SEC.

MOORE MEDICAL'S MISSION & KEY INITIATIVES

Our mission is to empower health care professionals with the tools and resources they need to improve the health of their patients and save lives.

We strive to:

Maintain a strong customer focus:
Our customers are the focal point of all that we do. We utilize a Corporate Customer Council, market-specific advisory groups and ongoing surveys to help us learn more about customer needs and how to best serve them.

Provide an enjoyable and efficient multi-channel customer experience:
We offer our customers a variety of ways to communicate with us and have streamlined the process of providing the quality goods and services that they have come to expect. Our web site houses a sophisticated e-commerce application that allows customers to make real-time selections and purchases online. We complement the total buying experience with an unparalleled gateway to industry associations and affiliate companies, while continuing to maintain a traditional direct mail communication campaign through our market-specific sales flyers and catalogs.

FISCAL 2002 DEVELOPMENTS

In fiscal 2002, the Company completed its transformation into an integrated multi-channel marketer, which resulted in our first profitable year since fiscal 1999 and our highest net sales attainment since the Company exited the wholesale drug distribution business in fiscal 1997. Internet based revenues continued to grow, increasing to approximately $14.3 million in fiscal 2002 from approximately $10.8 million in fiscal 2001.

In February 2002, as a result of more favorable interest rates on the Company's revolving line of credit, the Company utilized approximately $4.6 million of its revolving line of credit to pay off the government settlement note. The government settlement note related to a settlement with the U.S. Government over a pricing error by our former wholesale division under Federal supply contracts entered into in 1991. The government settlement noted was to be settled over a five year period at higher interest rates.

In July 2002, the Company completed its purchase of the remaining 49% interest it did not previously own in Podiatry Online, an online information site and electronic newsletter. The total purchase price of $750,000 was made with a combination of cash and the Company's common stock.

During the second half of fiscal 2002, the Company made a strategic decision to increase its field sales force and increase its product portfolio through the introduction of new offerings in several areas, including physician in-office testing equipment. Accordingly, the Company made significant investments in the fourth quarter in field sales representatives' training and information technology. The Company believes that these investments will help drive continuing improvement in revenues and profitability in fiscal 2003.

HEALTH CARE PRODUCTS DISTRIBUTION INDUSTRY/COMPETITION

Industry: Current industry statistics report that the $1.3 trillion health care industry is the largest segment of the U.S. economy. About $40 billion is spent annually on medical/surgical supplies. There are three primary types of purchasers of medical supplies: hospitals, large Integrated Delivery Networks
(IDNs) and Independent Physician Associations (IPAs). Moore Medical distributes its products predominantly to IPAs, individual physicians' offices and clinics, as well as to emergency medical providers and health care professionals in institutional settings.

The total market for sales by distributors to physicians for these products is approximately $3.3 billion, according to current Health Industry Distributors Association ("HIDA") statistics. Most manufacturers will not sell directly to health care practitioners in non-hospital settings. Likewise, most health care practitioners/practices prefer to purchase from a few distributors rather than from hundreds of manufacturers. Customers find it efficient and convenient to rely on these distributors for product availability, competitive prices, prompt delivery, and other services.

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

The health care product industry is highly competitive and many of the Company's customers utilize more than one health care product distributor. Generally, we compete with other distributors on breadth of product line, brand recognition, delivery speed, price, order completion rates, and other value-added customer service factors, such as the convenience of ordering through the Internet. As more health care practices consolidate, we expect that a growing number of large customers will require their distributor to reliably service many delivery locations in different regions across the country. By providing a multi-channel distribution network, we are able to meet the needs of our present and prospective customers.

SALES AND MARKETING

In fiscal 2002, the Company implemented a strategy to surround specialty health care customers with convenient means of communication and commerce and to deliver expert service and customer care in every experience in which the Company engages the customer. The Company enhanced and integrated five channels by which our customers may communicate with Moore Medical. The five channels include: direct marketing, market-specific sales representatives, field and national account representatives, web site and affiliate partners. All of our customer gateways work together to foster a single voice to the customer and to be a receptive listener to the needs of specialty health care customers and prospective customers.

Direct Marketing: From Moore Medical's inception, the cornerstone of our customer communication is direct marketing - sending a printed catalog, flyer or promotional offer to our customers and receiving a response via a phone call, fax or letter to our Customer Support Center. Our customer support representatives are trained and organized by health care specialty and product knowledge to better serve our customers. This approach continued to be important in fiscal 2002 and the effectiveness of our targeted mail and its response rate improved significantly. An in-house creative department, equipped with a digital design studio, designs and produces all Company marketing material, examples of which include catalogs and flyers, web graphics and animations, Moore Medical brand product packaging, trade show booth graphics, and affiliate-sponsored pieces. The Company contracts printing services through outside printers. Marketing materials are mailed throughout the year, utilizing a schedule based on historic results, customer buying patterns, and forecasted segment penetration.

Market-Specific Sales Representatives and Field and National Account
Representatives: The results produced by our direct marketing channel of communication were augmented by the efforts of two coordinated channels: market-specific sales representatives (who provide service, generally by phone, to assigned customers) and field and national account representatives (geographically located across the country), who thus far have focused primarily on the primary care and occupational health markets. During the second half of fiscal 2002, the Company added a field sales manager position, 12 new field sales representatives' positions and a market manager in the Primary Care unit alone.

The Company expects increased sales and profitability in fiscal 2003 as a result of additional visits to current and prospective customers and due to the diagnostic testing product line introduced to this market. Health care specialty field and national account representatives in the Primary Care, Occupational Health and Corrections markets are located in Alabama, California, Connecticut, Florida, Georgia, Illinois, Indiana, Massachusetts, North Carolina, Ohio, Pennsylvania and Texas.

Our Web Site: Moore Medical's third generation web site, www.mooremedical.com, raised our fourth channel of communication to a new level of performance and ease of use. Over 14,000 customers executed transactions on our web site during fiscal 2002, either as their preferred or only method of communication or as a "brick and click" customer, using the Internet in conjunction with our customer support representatives, market-specific representatives, or field and national account representatives. A small team of net agents, trained to facilitate live, online chats with customers, assists in the customer Internet purchase experience as requested by the customer. Our customer relations representatives are also conversant in web ordering so that a customer inquiry can be a one-stop ordering experience.

Affiliate Partners: Complementing the other channels created to support our customers' needs, affiliate partners have joined Moore Medical to offer additional value-added services to their memberships and audiences. Moore Medical works with our affiliates to anticipate the needs of their customer communities and engages in an ongoing dialogue regarding their product requirements, business challenges and industry issues. The affiliate program exposes Moore Medical to thousands of association members who might otherwise not connect with or learn about Moore Medical.

SUPPLY CHAIN

Our core supply chain objective is to continuously identify new processes that improve customer satisfaction, eliminate non-value added processes and reduce costs. During fiscal 2002, Moore Medical deployed a workflow tool. Using this flexible, Internet-enabled workflow tool for business process automation, Moore Medical has streamlined and automated its product drop shipment process and automated the creation of a purchase order. Not only do customers now receive their orders faster, but Moore Medical employees spend significantly less time processing the orders.

During fiscal year 2002, the Company completed construction of an additional conveyor system in our largest distribution center. This new conveyor system allows for a greater volume of orders and improved efficiency in fulfilling orders. The Company also selectively introduced a hand-held computer device to several customers, providing the customers with the ability to automatically reorder inventory.

In an effort to reduce expenses in fiscal 2002, and going forward, the Company was able to negotiate a reduction in certain lease rates, service agreement costs and freight costs.

In March 2001, the Company implemented a fully automated advanced forecasting and replenishment solution called E3TRIM(TM) by JDA(R) Software Group, Inc. The E3TRIM(TM) software automatically determines the appropriate inventory levels needed in our warehouses to meet our customers' expectations. In fiscal 2002, this ability allowed our suppliers to adjust their production schedule based on our inventory demand projections. The E3TRIM(TM) software has reduced manual labor, helped increase inventory turns and improved customer service levels for our Company, as measured by complete, on time orders and line fill rates.

Distribution: Moore Medical distributes products throughout the United States and U.S. territories from three distribution centers located in Connecticut, California, and Florida. The distribution network has been designed with the objectives of delivering a completely satisfying purchasing experience to the customer, providing broader second-day delivery coverage, and minimizing inventory and transportation costs. We provide consistent, time-sensitive and high-quality order fulfillment services through sophisticated product allocation strategies, maintaining high standards of accuracy and fulfillment.

Customer orders enter the enterprise resource planning (ERP) system via our web site, and through entry by our market-specific sales representatives, customer support center representatives, or field and national account representatives. We added five people in our Visalia, California, distribution center to assist in the acceptance of customer calls and processing of orders, giving the Company both extended hours coverage and an additional disaster recovery backup should the New Britain, Connecticut center operations be disrupted in any way. Order fulfillment is completed the same day when the order is received by 4:00 p.m. local time. Moore Medical is a national account of United Parcel Services (UPS), our primary small package carrier. FedEx Ground provides small package service to our customers in the Midwest. Small package deliveries constitute over 90% of our package volume, with over 99% of orders filled to completion the same business day. With our national coverage, nearly 90% of our customers receive delivery within two business days.

We are continually benchmarking our service and fulfillment performance against our system of "Perfect Order Metrics," which is the percentage of orders shipped complete, on time, from the customer's assigned primary shipping warehouse (i.e., distribution center closest to customer's ship-to location) and received by the customer error-free. We have also implemented a process mapping method to identify every one of the individual steps involved in taking and fulfilling an order, with a goal toward streamlining and/or eliminating steps to make the process flow more smoothly.

Product Line/Suppliers: Moore Medical's product line consists of over 13,000 of the most popular medical/surgical supplies and pharmaceutical products, encompassing a broad and diversified selection. Over 8,300 stock keeping units
(SKUs) are carried in stock. We are one of the few distributors of medical/surgical products to health care practitioners in non-hospital settings who also offer pharmaceuticals to those practices. Although many of our products are consumables and disposables, we also sell medical/surgical equipment and a variety of diagnostic instrumentation and accessories. During the last quarter of fiscal 2002, the Company increased its instrumentation product line as a result of a new focus on selling physician in-office testing equipment. The Company will also sell the necessary supplies to operate the medical equipment, and it is anticipated that the medical equipment will provide a consistent stream of revenue for the Company.

Moore Medical purchases products primarily from manufacturers and other distributors and does not manufacture or assemble any products, with the exception of medical and first aid kits. The Company maintains insurance coverage against potential losses due to product liability claims and believes such coverage is adequate. In fiscal 2002, our largest product suppliers were 3M, Becton Dickinson, Glaxo SmithKline, Johnson & Johnson, Kendall Healthcare Products Co., Laerdal Medical Corp, Microflex Corporation (Microflex(R) is a registered trademark of the Microflex Corporation), Wyeth-Ayerst Labs, Graham Medical Products and Welch Allyn. The Company has several competing sources for many medical/surgical supplies and pharmaceuticals. Sales of products from our largest supplier in fiscal 2002 (Microflex Corporation) accounted for approximately 5% of net sales. In the pharmaceutical market, novel products are licensed affecting both product acquisition costs and obtainable margins that the Company can achieve.

We have long-term purchase arrangements (i.e., 2 years or longer) with several of our suppliers (American Diagnostic Corp., ASO, Beckman/Colter Corporation and Graham Medical). The Company has preferred supplier status in a number of markets and online health care communities for particular product offerings. In addition, the Company has exclusive product rights to distribute Levulan from Dusa Pharmaceuticals.

In January 2003, Moore Medical obtained exclusive rights to nationally distribute the POLESTAR SmartLab, a turnkey laboratory solution for the primary care market. In addition, the Opus and Opus Plus System, an in-office blood analysis device used to detect various life-threatening disorders, will be offered exclusively by Moore Medical to the POL (physicians' office laboratories) market in a 10-state region including Delaware, Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut, New York, New Jersey and Pennsylvania, and will be sold to the rest of the United States on a nonexclusive basis. Moore Medical also obtained the right to distribute Immulite and Immulite 1000, an in-office blood analysis device used to detect various life-threatening disorders to physician offices, nationwide.

CUSTOMERS

The Company serves approximately 100,000 customers nationwide in health care practices in non-hospital settings. No single customer accounted for more than 1% of net sales in fiscal 2002. Customers are the focal point of Moore Medical's marketing, sales and supply chain strategies, and the Company strives to provide value-added services to the health care specialties Moore Medical serves. In order to better serve the podiatry community, for example, the Company published a podiatry-only specialty catalog in January 2002, and in April 2002, the founders of Podiatry Online delivered a series of business management workshops for graduating podiatry students at podiatry schools nationwide. The Company also maintains a number of Internet alliances to help new customers find Moore Medical more easily, encourage existing customers to choose us more frequently, and help Moore Medical understand customer community needs. Internet alliances include strategic partnerships, advertising sponsorships, preferred affiliates (collaborative joint marketing) and Internet affiliates. These alliances are designed to link sales from the affiliate's web site to www.mooremedical.com, encourage direct sales through our web site and establish pre-conditioned sales through our Customer Support Center.

We continue to benefit from our Corporate Customer Council, where customers share their views on Moore Medical's support, service, products, terms, pricing and delivery, and make suggestions on ways to improve their customer experience. We have recently expanded this concept to create individual Market Advisory Groups for selected health care specialties.

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

Each distribution center is registered with the Drug Enforcement Agency (DEA) and, as a wholesale distributor of prescription drugs and devices, in each state that requires registration and/or licensure. In addition, Moore Medical is registered with the Food and Drug Administration (FDA) as a Drug Establishment and as a Device Establishment.

Moore Medical is mandated by the Prescription Drug Marketing Act of 1987 and the Controlled Substances Act to validate customers for purchases of regulated products. The Company requires documentary evidence of our customers' regulatory authority to purchase regulated products and Moore Medical is in material compliance with applicable federal and state statutes, which protect against the diversion of those products. The Company maintains extremely strict standards designed to ensure that every transaction constitutes a legal sale prior to shipping.

In the Company's capacity as a distributor of prescription pharmaceuticals, the Company is also subject to Medicare, Medicaid and state health care fraud, abuse and anti-kickback laws and regulations.

In order to remain current with the regulatory environment, Moore Medical employs an in-house pharmacist who serves as the Company's Senior Manager of Regulatory Affairs. This individual who was a former President of the Connecticut Pharmacists' Association is responsible for monitoring all pharmaceutical sales for compliance with federal and state regulations as well as with Company policy. He works closely with the U.S. Drug Enforcement Agency to help spot potential abuses and serves as a source of information for our customers regarding regulations and recalls.

INFORMATION TECHNOLOGY

Moore Medical's technology and information services continue to further the Company's business vision and goals. Our re-investment in this infrastructure, in fiscal 2002, resulted in many proactive automation projects that benefited the Company. Moore Medical employs a focused Business Applications Management
(BAM) team within the Information Technology department. These resources document the current business process, identify gaps and issues, and develop the necessary process change and/or system modification/management. In this way, Moore Medical ensures that investments made in current systems and processes are retained and maximized.

In fiscal 2002, Moore Medical deployed a fully integrated customer relationship management tool for profiling our customer base and delivering more focused marketing and customer related services. The Company's investment in integrating and connecting different parts of our enterprise continues to deliver results. For example, Moore Medical deployed a workflow tool. Using this flexible, Internet-enabled workflow tool solution for business process automation, the Company streamlined and automated its product drop shipment process and automated the creation of a purchase order. Not only do customers now receive their orders faster, but Moore Medical employees spend significantly less time processing the orders.

In February 2003, the Company's web site passed the TRUSTe's extensive evaluation of its privacy practices. The TRUSTe Privacy Seal is a consumer branded symbol signifying that a web site has posted a privacy statement and, moreover, that the Company's web site information gathering and dissemination practices address the elements of notice, choice, access, security and redress outlined in the Federal Trade Commission's Fair Information Practices. The TRUSTe Privacy Seal distinguishes Moore Medical as a responsible and trustworthy company that clearly discloses how the Company's web site handles personal information.

EMPLOYEES

We continue to recruit, hire, and retain individuals with the specific skills that complement our corporate growth strategy and leverage current and future technological advances. Employees are encouraged to enhance their skills and professional development and to learn and apply "best practice" knowledge to their respective business areas.

As of December 28, 2002, the Company had approximately 295 full time employees and 20 part time employees (or 305 full-time equivalents), none of whom had collective bargaining agreements. Overall, the Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

The Company owns no real property and it leases all its operating facilities. Its distribution centers are located in New Britain, Connecticut (92,000 square feet), Jacksonville, Florida (60,000 square feet), and Visalia, California (55,000 square feet). The Company believes that its properties are generally in good condition.

The Company's main offices are located in an industrial park in New Britain, Connecticut, where it occupies two buildings (44,000 square feet) adjacent to its main distribution center in a campus-like setting. In these offices, the business functions of order processing, telesales, marketing, purchasing, information services, finance, and administration are performed. Office space is adequate for the Company's present needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flow of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the American Stock Exchange (trading symbol "MMD"). The following sets forth, for each quarter since the beginning of 2001, the high and low sale prices of the common stock on the American Stock Exchange Composite Tape.

                                   2002                      2001
                           -------------------        -----------------
QUARTERS:                    HIGH        LOW            HIGH      LOW
                           -------     -------        -------   -------
First..................    $  9.57     $  8.40        $  9.95   $  5.00
Second.................      10.00        7.26           9.40      8.00
Third..................       8.00        6.05           8.50      5.80
Fourth.................       8.72        6.45           9.00      6.25

The high and low sale prices of the common stock on March 6, 2003 were $7.34 and $7.05, respectively. The estimated number of holders (including estimated beneficial holders) of the Company's common stock as of March 6, 2003 was approximately 1,000.

The Company has paid no cash dividends to date and, for the foreseeable future, anticipates that earnings will continue to be retained for use in the business. The Company's loan agreement contains restrictions on dividend payments.

Information about the Company's equity compensation plans at December 28, 2002 is as follows:

                                    NUMBER OF SHARES TO
                                      BE ISSUED UPON         WEIGHTED AVERAGE         NUMBER OF SHARES
                                        EXERCISE OF          EXERCISE PRICE OF     REMAINING AVAILABLE FOR
                                    OUTSTANDING OPTIONS     OUTSTANDING OPTIONS        FUTURE ISSUANCE
                                    -------------------    --------------------    -----------------------
Equity Compensation Plans
    Approved by Shareholders (a)          252,300              $    9.11                   361,300
                                    ===================    ====================    =======================

(a) Consists of the following plans: 2000 Incentive Compensation Program, 1998 Incentive Stock Plan and 1992 Incentive Stock Option Plan.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company's audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K.

------------------------------------------------------------------------------------------------------------------------------------
Fiscal Years Ended                                   2002               2001             2000            1999             1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                     (Amounts in thousands, except per share data)
SUMMARY OF OPERATIONS

Net sales                                      $       137,827   $       132,833   $      123,922   $      118,536   $      120,846

Cost of products sold                                  100,393            97,518           91,841           86,221           87,590
                                               ---------------   ---------------   --------------   --------------   --------------
Gross profit                                            37,434            35,315           32,081           32,315           33,256

Selling, general and
 administrative expenses (a)                            35,823            37,546           38,076           29,730           28,879
                                               ---------------   ---------------   --------------   --------------   --------------
Operating income (loss)                                  1,611            (2,231)          (5,995)           2,585            4,377

Interest expense (income), net                             241               209             (228)              (8)             (82)
                                               ---------------   ---------------   --------------   --------------   --------------
Income (loss) before income taxes                        1,370            (2,440)          (5,767)           2,593            4,459

Income tax provision (benefit)                             392              (803)          (1,357)             636            1,650
                                               ---------------   ---------------   --------------   --------------   --------------
Net income (loss)                              $           978   $        (1,637)  $       (4,410)  $        1,957   $        2,809
                                               ===============   ===============   ==============   ==============   ==============

Basic net income (loss) per share              $          0.31   $         (0.52)  $        (1.45)  $         0.67   $         0.96

Diluted net income (loss) per share            $          0.31   $         (0.52)  $        (1.45)  $         0.67   $         0.95

Basic weighted average shares outstanding                3,168             3,144            3,050            2,939            2,932

Diluted weighted average shares outstanding              3,184             3,144            3,050            2,943            2,949

BALANCE SHEET DATA

Working capital                                $        20,113   $        16,011   $       20,012   $       18,613   $       18,521

Total assets                                   $        39,995   $        42,814   $       46,269   $       42,988   $       38,481

Debt                                           $         4,281   $         5,326   $        5,938   $         --     $         --

Shareholders' equity                           $        23,135   $        22,985   $       24,589   $       27,555   $       25,553


(a) Selling, general and administrative expenses for the year ended December 30, 2000, contained a one-time charge in the amount of $2.5 million related to a matter the Company settled with the U.S. Government.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 28, 2002, December 29, 2001 and December 30, 2000

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of amounts due to customers from accounts receivable to a current liability in the amount of $1,842,000.

OVERVIEW

Moore Medical is an Internet-enabled, integrated multi-channel marketer and distributor of medical, surgical and pharmaceutical products to approximately 100,000 health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. Moore Medical also serves the medical/surgical supply needs of 28 customer community affiliates. The Company markets to and serves our customers through direct mail, industry-specialized telephone support staff, field sales representatives, and the Internet. Our direct marketing and distribution business has been in operation for 55 years. The Company operates principally from three distribution facilities located in the United States.

The transformation of the Company in fiscal 2002 into a multi-channel marketer resulted in our first profitable year since fiscal 1999 and our highest net sales since the Company exited the wholesale drug distribution business in fiscal 1997. Internet-based sales continued to show growth, and represented approximately 10.3% of net sales for fiscal 2002 compared to approximately 8.1% in fiscal 2001. The gross profit margin percentage increase of 0.6% in fiscal 2002 compared to fiscal 2001 is a reflection of the continued improvement in product diversification and supply chain efficiencies, offset by increased sales in lower margin vaccines. The Company's improved targeted marketing campaigns and cost control initiatives have positively impacted net income.

On February 13, 2002, as a result of favorable interest rates on the Company's revolving line of credit, the Company utilized approximately $4.6 million of its revolving line of credit to pay off the government settlement note. The government settlement note related to a settlement with the U.S. Government over a pricing error by our former wholesale division under Federal supply contracts entered into in 1991. The government settlement noted was to be settled over a five year period at higher interest rates. The interest rate on borrowings in fiscal 2002 on the revolving line of credit averaged 5.25% while the government settlement note had interest rates ranging from 5.30% to 7.30% over five years.

In July 2002, the Company completed its purchase of the remaining 49% interest it did not previously own in Podiatry Online, an on line information site and electronic newsletter. The total purchase price of $750,000 was made with cash in the amount of $500,000 and 33,566 shares of the Company's common stock with an aggregate value of $250,000.

                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

The following table represents selected financial information, expressed as a percentage of net sales:

                                               2002         2001          2000
                                            ---------    ----------    ---------
    Net sales                                   100%        100%          100%
    Cost of products sold                      72.8         73.4          74.1
                                            ---------    ----------    ---------
    Gross profit                               27.2         26.6          25.9
    Sales and marketing expenses                7.9          9.0           9.1
    General and administrative expenses        18.1         19.3          21.6
                                            ---------    ----------    ---------
    Operating income (loss)                     1.2%        (1.7)%        (4.8)%
                                            =========    ==========    =========

2002 COMPARED WITH 2001

Net sales for fiscal 2002 were $137.8 million, an increase of $5.0 million or 3.8% from net sales of $132.8 million for the comparable period of fiscal 2001. The increase was equally attributable to increases in prices and in sales volume.

The development and implementation of more effective targeted marketing campaigns contributed to the volume increase. The Company's sales growth occurred primarily in its public sector and podiatry markets. The overall net sales growth was supported by the Company's Internet-based revenue as more customers took advantage of the Company's enhanced web-based channel. Internet-based revenue increased $3.5 million, or 32.4%, to $14.3 million in fiscal 2002 compared to $10.8 million for the same period a year ago.

Gross profit increased $2.1 million, or 5.9%, to $37.4 million for fiscal 2002 compared to $35.3 million for the same period a year ago. The gross profit margin percentage increased to 27.2% in fiscal 2002 from 26.6% in fiscal 2001. The increase is primarily attributable to increased sales volume in higher margin products and continued realization of benefits from our supply chain initiatives, offset by increased sales in lower margin vaccines.

Sales and marketing expenses decreased by $1.1 million, or 9.2%, to $10.8 million in fiscal 2002 from $11.9 million in fiscal 2001. Sales and marketing expenses as a percentage of net sales decreased to 7.9% in fiscal 2002 from 9.0% in fiscal 2001. The decreases are due to continued efforts to establish and implement more effective targeted marketing campaigns and growth in vendor cooperative advertising programs. The Company recorded approximately $0.4 million more in revenue from vendor cooperative advertising programs in fiscal 2002 than in fiscal 2001. During the second half of fiscal 2002, the Company made a strategic decision to increase its field sales force by adding experienced capital equipment representatives for the Primary Care Market. As a result of the additional field sales force hired to support the new strategy of selling physician in-office testing equipment, the Company made significant investments in the fourth quarter in field sales representatives' training. The Company expects that this investment in fiscal 2002 will provide increased revenues and profitability in fiscal 2003.

General and administrative expenses decreased by $0.6 million, or 2.3%, to $25.0 million in fiscal 2002 from $25.6 million in fiscal 2001. As a percentage of net sales, general and administrative expenses decreased to 18.1% in fiscal 2002 compared to 19.3% in the same period a year ago. The decreases are due to the continued realization of benefits from cost containment initiatives. The Company believes its existing cost structure continues to be adequate to support future growth.

Interest expense for fiscal 2002 increased to $241 thousand from $209 thousand for the same period a year ago, an increase of 15.3%. The Company recorded $56,000 of interest expense attributable to recording the fair value of the premium payment on the Company's interest rate cap agreement. Notwithstanding the $56,000 expense recorded on the Company's interest rate cap agreement, interest expense decreased primarily due to lower interest rates in fiscal 2002 on the Company's borrowing under its revolving line of credit compared to higher interest rates in fiscal 2001 on the government settlement note.

The effective income tax rate was 28.6% for fiscal 2002 compared to the prior fiscal year's effective income tax benefit rate of 32.9%. The difference between the Company's effective tax rate and the federal statutory rate is due primarily to state income taxes, a reduction in valuation allowances on state net operating loss carryforwards and adjustments to estimates on previously recorded income taxes.

Net income was $1.0 million, or $0.31 per diluted share for fiscal 2002, an improvement of $2.6 million or $0.83 per diluted share over fiscal 2001, compared to a net loss of ($1.6) million or ($0.52) per diluted share in fiscal 2001.

2001 COMPARED WITH 2000

Net sales increased 7.2% to $132.8 million from $123.9 million in the prior year, which was primarily volume driven. The sales increase was driven by multi-channel targeted marketing to health care specialties, through direct mail, national and field sales representatives and via the Internet. The sales growth realized in 2001 demonstrated continued strength in the physician and public sectors. Net sales to physician and public sectors grew 10.7% and 19.4%, respectively, while Internet based sales revenue increased 129.5% over prior year's results to represent 7.9% of net sales.

Gross profit in fiscal 2001 increased by 10.3% to $35.3 million compared to $32.0 million in the prior year. The gross profit margin percentage increased to 26.6% in fiscal 2001 from 25.9% in fiscal 2000. The increased gross profit margin is attributable to both product and market mix combined with continued improvements in our supply chain operation.

Sales and marketing expenses increased by $0.6 million, or 5.3%, to $11.9 million in fiscal 2001 from $11.3 million in fiscal 2000. Sales and marketing as a percentage of net sales decreased to 9.0% in fiscal 2001 from 9.1% in fiscal 2000.

General and administrative (G&A) expenses decreased $1.2 million to $25.6 million compared to $26.8 million for the prior year. G&A expenses for the year ended December 30, 2000 contained a one-time charge in the amount of $2.5 million related to a matter the Company settled with the U.S. Government. As a percentage of net sales, G&A expenses decreased to 19.3% in fiscal 2001 from 21.6% in fiscal 2000. Excluding the government settlement (see note 6) one-time charge in fiscal 2000, G&A expenditures in fiscal 2001 increased by $1.3 million, or 5.3%, due to expenses related to the transformation of the Company into a multi-channel direct marketer, including depreciation and amortization expenses related to prior investments in technology and the acquisitions of Podiatry Online and MERGInet.com. The increase in expenses was partially offset by the realization of efficiencies in the supply chain, including the closing of the Lemont distribution facility during the third quarter 2001. Continued leveraging of supply chain initiatives without adversely impacting customer service levels should continue to reduce fulfillment costs and overall operating costs. The Company believes the existing cost structure is adequate to support future growth.

Net interest expense of $0.2 million in contrast to $0.2 million of net interest income was attributable to the interest on the government settlement note payable which was executed on February 1, 2001.

The effective income tax benefit rate of 32.9% was lower than the federal statutory rate due to tax implications relating to the closure of the Lemont distribution facility.

Fiscal 2001 operations showed a net loss of ($1.6) million or ($0.52) per diluted share in comparison with a net loss of ($4.4) million or ($1.45) per diluted share including one-time charge ($2.5) million or ($0.79) per diluted share in 2000.

LIQUIDITY AND CAPITAL RESOURCES

On January 26, 2001, the Company entered into a three-year bank financing agreement which provides up to $15 million in a collateralized revolving credit facility. Management believes the credit facility provides the Company with the latitude it needs to implement strategic initiatives as they arise. During the first quarter of 2002, the Company utilized its collateralized revolving credit facility to pay off the government settlement note in full to take advantage of the low interest rate environment. The Company's cash and cash equivalents at December 28, 2002 totaled $0.1 million in the form of a certificate of deposit. With the exception of the $0.1 million certificate of deposit, all amounts of cash and cash equivalents are required to be offset against outstanding borrowings on the collateralized revolving credit facility. As of December 28, 2002, the Company had $4.3 million outstanding on its collateralized revolving credit facility.

Net cash used in operating activities was $0.5 million for fiscal 2002 and resulted primarily from net income of $1.0 million and the combination of non-cash charges of $4.2 million and an increase in operating items of working capital of $5.7 million. Non-cash charges, consisting primarily of depreciation expense of $3.1 million and bad debt expense of $0.7 million, were offset by a net increase in cash used in operating items of working capital. The increase in working capital needs was primarily due to a $5.2 million decrease in accounts payable and accrued liabilities, a $1.0 million increase in accounts receivable, a $0.4 million increase in inventory and a decrease in other assets of $0.9 million. The decrease in accounts payable and accrued liabilities was due to the Company taking price discounts offered by vendors, because of a favorable interest rate on borrowings under the Company's revolving credit facility. The Company increased inventory levels (primarily physician in-office testing equipment) in the fourth quarter of 2002 in anticipation of increased sales in fiscal 2003. The sales growth during fiscal 2002 contributed to the increase in accounts receivable. The decrease in other assets was primarily due to receiving a $1.2 million tax refund on a net operating loss carry-back claim from the Job Creation and Worker's Assistance Act of 2002.

Net cash used in investing activities was $1.1 million in fiscal 2002 and consisted principally of computer equipment and software purchases of approximately $1.0 million. The Company expects to invest approximately $2.0 million during fiscal 2003 in capital projects on computer infrastructure systems and operating efficiency initiatives which will produce future benefits to the Company.

Net cash provided by financing activities of $0.9 million for fiscal 2002 is net of the payment of the government settlement note, incremental borrowings on the Company's revolving credit facility and a cash overdraft. Outstanding indebtedness was $1.0 million less at December 28, 2002 compared to December 29, 2001.

CASH REQUIREMENTS

The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

The following table quantifies the Company's future contractual cash obligations as of December 28, 2002 (in millions):

                                                                    PAYMENTS DUE IN FISCAL
----------------------------------------------------------------------------------------------------------------------------------
                           2003            2004           2005           2006          2007         Thereafter          Total
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt           $      -       $     4.3       $      -       $      -       $      -       $      -        $      4.3
Operating leases              1.4             1.2            0.4            0.3            0.2            1.2               4.7
                         --------       ---------       --------       --------       --------       --------        ----------
                         $    1.4       $     5.5       $    0.4       $    0.3       $    0.2       $    1.2        $      9.0
                         ========       =========       ========       ========       ========       ========        ==========

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes the following are some of the more critical accounting policies that impact the Company's financial statements:

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations of companies acquired in purchase business transactions are included in the accompanying consolidated financial statements from the dates of acquisition.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Subsequent actual outcomes could differ from those estimated and assumed. The more significant estimates and assumptions used by management in the preparation of the financial statements relate to the reserves established for uncollectible accounts receivable, obsolete and slow moving inventory and certain accrued liabilities.

Inventories - Inventories, consisting of products purchased for resale, are stated at the lower of average cost or market value. Market values are based on the net realizable value of the products.

Intangible Assets - Intangible assets consist of goodwill and are included in other assets, net of amortization. As a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but is evaluated for impairment and written down, if appropriate (see Note 3), and intangible assets with estimated useful lives continue to be amortized.

Revenue Recognition - Sales are recorded upon shipment of products to customers. Revenue from freight charged to customers is recognized when products are shipped. Provisions for customer returns and allowances are recorded in the period the related sales are recorded.

Advertising - The cost of direct response catalog advertising is deferred and amortized over the period of expected revenues. Direct response catalog advertising consists primarily of catalog production expenses and related postage costs. Catalogs are effective for varying time periods but the largest catalogs are generally effective for less than a year. Advertising expenses reimbursed under cooperative advertising programs from vendors are deferred and recognized over the period the cost of catalog advertising is expensed.

Income Taxes - The liability method is used to calculate deferred income taxes. Under this method, deferred income tax assets and liabilities are recognized on temporary differences between the financial statement and tax bases of assets and liabilities, using applicable tax rates, and on tax carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets are no longer amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. SFAS No. 142 requires an initial evaluation upon adoption. Such evaluation was performed as of January 2002, resulting in no impairment in the value of Company's goodwill or intangible assets. A similar evaluation was performed in January 2003, which also resulted in no impairment.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement, effective for fiscal years beginning after June 15, 2002, requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion of construction or shortly thereafter. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 changes the criteria for classifying an asset as held-for-sale. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds certain guidance for reporting extinguishments of debt and provides guidance to determine if the transactions are part of recurring operations or if they meet the criteria for classification as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications be accounted for in the same manner as sales-leaseback transactions. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 requires quarterly disclosure of pro forma stock compensation information. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As described in the notes to the financial statements included in this Form 10-K, the Company maintains a collateralized bank financing agreement, which provides up to a $15 million revolving line of credit through January 26, 2004. Interest is charged at the prime rate or, at the option of the Company, at the LIBOR rate plus a margin ranging from 0% to 2.75% depending on the financial leverage of the Company. In February 2002, the Company purchased a 30-month interest rate cap in the notional amount of $3.0 million with a cap rate of 4.0% to hedge against an increase in interest rates. At December 28, 2002, the fair value of the Interest Rate Cap was $0. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2003, although there can be no assurances that interest rates will not significantly change.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         Report of Independent Accountants                                                       15

         Consolidated Balance Sheets at December 28, 2002 and December 29,
         2001                                                                                    16

         Consolidated Statements of Operations for the years ended December 28, 2002,
         December 29, 2001 and December 30, 2000                                                 17

         Consolidated  Statements of  Shareholders'  Equity for the years ended  December 28,
         2002, December 29, 2001 and December 30, 2000                                           18

         Consolidated Statements of Cash Flows for the years ended December 28, 2002,
         December 29, 2001 and December 30, 2000                                                 19

         Notes to Consolidated Financial  Statements                                             20

         Consolidated Financial Statement Schedule II - Valuation and Qualifying Accounts
         for the years ended December 28, 2002, December 29, 2001 and December 30,
         2000                                                                                    39

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Moore Medical Corp.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of Moore Medical Corp. and its subsidiary at December 28, 2002 and December 29, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Hartford, Connecticut
March 27, 2003

MOORE MEDICAL CORP. & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------
                                                                 DECEMBER 28,       DECEMBER 29,
(Amounts in thousands, except par value)                             2002              2001
-------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents .............................   $           100    $           835
     Accounts receivable, less allowances
      of $1,249 in 2002 and $1,146 in 2001 .................            17,187             16,964
     Inventories ...........................................            11,230             10,829
     Prepaid expenses and other current assets .............             1,216              1,875
     Deferred income taxes .................................             1,871              1,367
                                                               ---------------    ---------------
         Total Current Assets ..............................            31,604             31,870
                                                               ---------------    ---------------

Noncurrent Assets
     Property, Plant and Equipment, net ....................             6,254              8,271
     Other assets ..........................................             2,137              2,673
                                                               ---------------    ---------------
         Total Noncurrent Assets ...........................             8,391             10,944
                                                               ---------------    ---------------
                                                               $        39,995    $        42,814
                                                               ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ......................................   $         5,794    $        10,788
     Amounts due to customers ..............................             2,342              1,842
     Accrued payroll .......................................               642                612
     Accrued pension .......................................               599                  -
     Accrued expenses ......................................               482              1,261
     Cash overdraft ........................................             1,632                  -
     Current Portion Long-Term Debt ........................                 -              1,356
                                                               ---------------    ---------------
     Total Current Liabilities .............................            11,491             15,859
                                                               ---------------    ---------------
Deferred Income Taxes ......................................               855                  -
Accrued Pension ............................................               233                  -
Long-Term Debt .............................................             4,281              3,970

Commitments and Contingencies (See Note 11)

Shareholders' Equity
        Preferred stock, Class C, no shares outstanding ....                 -                  -
         Common stock-$.01 par value;
         Share authorized - 10,000 in 2002 and 2001
         Shares issued - 3,246 in 2002 and 2001
         Shares outstanding 3,190 in 2002
         and 3,154 in 2001 .................................                32                 32
     Additional paid-in capital.............................            21,513             21,548
     Note receivable .......................................              (316)              (298)
     Accumulated other comprehensive loss ..................            (1,095)                 -
     Retained earnings .....................................             3,501              2,523
                                                               ---------------    ---------------
                                                                        23,635             23,805
     Less treasury shares, at cost, 56 in 2002 and 92
      in 2001 ..............................................              (500)              (820)
                                                               ---------------    ---------------
         Total Shareholders' Equity ........................            23,135             22,985
                                                               ---------------    ---------------
                                                               $        39,995    $        42,814
                                                               ===============    ===============

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEARS ENDED
---------------------------------------------------------------------------------------------------------
                                                       DECEMBER 28,      DECEMBER 29,       DECEMBER 30,
(Amounts in thousands, except per share data)             2002               2001               2000
---------------------------------------------------------------------------------------------------------
Net sales ........................................   $       137,827   $       132,833    $       123,922

Cost of products sold ............................           100,393            97,518             91,841
                                                     ---------------   ---------------    ---------------
Gross profit .....................................            37,434            35,315             32,081

Sales and marketing expenses .....................            10,814            11,908             11,278

General and administrative expenses ..............            25,009            25,638             26,798
                                                     ---------------   ---------------    ---------------
Operating income (loss) ..........................             1,611            (2,231)            (5,995)

Interest expense (income), net ...................               241               209               (228)
                                                     ---------------   ---------------    ---------------
Income (loss) before income taxes ................             1,370            (2,440)            (5,767)

Income tax provision (benefit) ...................               392              (803)            (1,357)
                                                     ---------------   ---------------    ---------------
Net income (loss) ................................   $           978   $        (1,637)   $        (4,410)
                                                     ===============   ===============    ===============
Basic net income (loss) per share ................   $          0.31   $         (0.52)   $         (1.45)
                                                     ===============   ===============    ===============
Diluted net income (loss) per share ..............   $          0.31   $         (0.52)   $         (1.45)
                                                     ===============   ===============    ===============
Weighted average number common shares outstanding:
Basic ............................................             3,168             3,144              3,050
                                                     ===============   ===============    ===============
Diluted ..........................................             3,184             3,144              3,050
                                                     ===============   ===============    ===============

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000

(Amounts in thousands)                Common Stock          Treasury Stock      Additional
                                  -------------------     -------------------    Paid-In
                                  Shares     Amounts      Shares      Amounts    Capital
------------------------------------------------------------------------------------------

Balance at January 2, 2000          3,246    $     33        (305)   $ (2,707)   $  21,675

Net loss                                -           -           -           -            -

Stock options/compensation              -          (1)        160       1,420           25
                                  -------    --------      ------    --------    ---------

Ending balance
 December 30, 2000                  3,246          32        (145)     (1,287)      21,700

Net loss                                -           -           -           -            -

Stock options/compensation              -           -          53         467         (152)

Issuance of note receivable             -           -           -           -            -

Interest on note receivable             -           -           -           -            -
                                  -------    --------      ------    --------    ---------

Ending balance December
 29, 2001                           3,246          32         (92)       (820)      21,548

Net Income                              -           -           -           -            -

Issuance (repurchase)
 of stock                               -           -          36         320          (53)

Interest on note receivable             -           -           -           -           18

Minimum pension liability,
 net of $650 income tax
 benefit                                -           -           -           -            -
                                  -------    --------      ------    --------    ---------
Ending balance December
 28, 2002                           3,246    $     32          56    $   (500)   $  21,513
                                  =======    ========      ======    ========    =========

                                                 Accumulated
                                                   Other                        Total
                                     Note       Comprehensive    Retained    Shareholders'    Comprehensive
(Amounts in thousands)            Receivable        Loss         Earnings       Equity        Income (Loss)
-----------------------------------------------------------------------------------------------------------

Balance at January 2, 2000        $        -    $           -    $  8,554    $      27,555

Net loss                                   -                -      (4,410)          (4,410)   $      (4,410)

Stock options/compensation                 -                -           -            1,444
                                  ----------    -------------    --------    -------------    -------------
Ending balance
 December 30, 2000                         -                -       4,144           24,589    $      (4,410)
                                                                                              =============

Net loss                                   -                -      (1,637)          (1,637)   $      (1,637)

Stock options/compensation                 -                -          16              331

Issuance of note receivable             (281)               -           -             (281)

Interest on note receivable              (17)               -           -              (17)
                                  ----------    -------------    --------    -------------    -------------
Ending balance December
 29, 2001                               (298)               -       2,523           22,985    $      (1,637)
                                                                                              =============
Net Income                                 -                -         978              978    $         978

Issuance (repurchase)
 of stock                                  -                -           -              267

Interest on note receivable              (18)               -           -                -

Minimum pension liability,
 net of $650 income tax
 benefit                                   -           (1,095)          -           (1,095)          (1,095)
                                  ----------    -------------    --------    -------------    -------------
Ending balance December
 28, 2002                         $     (316)   $      (1,095)   $  3,501    $      23,135    $        (117)
                                  ==========    =============    ========    =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS

                                                                                               YEARS ENDED
--------------------------------------------------------------------------------------------------------------------------------
                                                                             DECEMBER 28,       DECEMBER 29,        DECEMBER 30,
(Amounts in thousands)                                                           2002               2001               2000
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ......................................................   $           978    $        (1,637)   $        (4,410)
Adjustments to reconcile net income (loss) to net cash  flows provided by (used in) operating activities:
        Depreciation and amortization ..................................             3,080              3,005              2,641
        Provision for bad debt .........................................               740                367                 89
        Deferred income taxes ..........................................               406               (798)            (1,268)
        Other ..........................................................                55                  -                 30
        Changes in operating assets and liabilities
             Accounts receivable .......................................              (963)            (3,726)            (1,120)
             Inventories ...............................................              (401)            (1,275)             4,688
             Other assets ..............................................               880                563               (300)
             Accounts payable ..........................................            (4,994)               966              2,508
             Other liabilities .........................................              (251)               182             (1,488)
                                                                           ---------------    ---------------    ---------------
Net cash flows (used in) provided by operating activities ..............              (470)            (2,353)             1,370
                                                                           ---------------    ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment acquired .................................            (1,118)            (1,468)            (1,599)
Acquisition of business ................................................                 -                  -             (1,934)
                                                                           ---------------    ---------------    ---------------
Net cash flows used in investing activities ............................            (1,118)            (1,468)            (3,533)
                                                                           ---------------    ---------------    ---------------
Cash Flows From Financing Activities
Net borrowings on revolving line of credit .............................             4,281                  -                  -
Sale of treasury stock .................................................                16                 35              1,444
Cash overdraft .........................................................             1,632                  -                  -
(Repayments) proceeds of long-term debt ................................            (5,076)              (612)             5,208
                                                                           ---------------    ---------------    ---------------
Net cash flows provided by (used in)
financing activities ...................................................               853               (577)             6,652
                                                                           ---------------    ---------------    ---------------
(Decrease) increase in cash ............................................              (735)            (4,398)             4,489
Cash at the beginning of year ..........................................               835              5,233                744
                                                                           ---------------    ---------------    ---------------
Cash At End Of Year ....................................................   $           100    $           835    $         5,233
                                                                           ===============    ===============    ===============

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - Moore Medical is an Internet-enabled, integrated multi-channel marketer and distributor of medical, surgical and pharmaceutical products to approximately 100,000 health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. Moore Medical also serves the medical/surgical supply needs of 28 customer community affiliates. The Company markets to and serves our customers through direct mail, industry-specialized telephone support staff, field sales representatives and the Internet. Our direct marketing and distribution business has been in operation for 55 years. The Company operates principally from three distribution facilities located in the United States.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries using the fiscal year-ends discussed below. All intercompany accounts and transactions have been eliminated. The results of operations of companies acquired in purchase business transactions are included in the accompanying consolidated financial statements from the dates of acquisition.

Fiscal Year - The Company's fiscal year ends on the Saturday closest to December
31. The fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 were comprised of 52 weeks in 2002, 2001 and 2000.

Cash and Cash Equivalents - Represents a certificate of deposit with a bank, scheduled to mature in fiscal 2003.

Inventories - Inventories, consisting of products purchased for resale, are stated at the lower of average cost or market value. Market values are based on the net realizable value.

Property, Plant and Equipment - Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets as follows:

    ----------------------------------------------------------------------------
    Estimated Useful Lives
    ----------------------------------------------------------------------------
    Equipment                               7 years
    Furniture & Fixtures                    7 years
    Computer equipment and software         3-5 years
    Leasehold improvements                  Shorter of asset life or lease term

The Company capitalizes software costs to purchase and develop software in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Costs incurred in the application-development stage for software purchased and further customized by outside consultants for the Company's use have been capitalized. Payroll and payroll related costs incurred by the company's personnel in the application-development stage are also capitalized. In addition, upgrades and enhancements that result in additional functionality are capitalized by the Company in accordance with SOP 98-1. Expenditures for maintenance and repairs are charged to expense as incurred.

Major improvements to equipment are capitalized. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is included in income.

Intangible Assets - Intangible assets consist of goodwill and are included in other assets, net of amortization. As a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but is evaluated for impairment and written down, if appropriate (see Note 3). Intangible assets with estimated useful lives continue to be amortized.

Revenue Recognition - Sales are recorded upon shipment of products to customers. Revenue from freight charged to customers is recognized when products are shipped. Provisions for customer returns and allowances are recorded in the period the related sales are recorded.

Advertising - The cost of direct response catalog advertising is deferred and amortized over the period of expected revenues. Direct response catalog advertising consists primarily of catalog production expenses and related postage costs. Catalogs are effective for varying time periods but the largest catalogs are generally effective for less than a year. Advertising expenses reimbursed under cooperative advertising programs from vendors are deferred and recognized in the period the cost of catalog advertising is expensed. At December 28, 2002 and December 29, 2001, approximately $391,000 and $283,000, respectively, of direct response advertising costs were deferred and included in other noncurrent assets. Direct response advertising costs totaled approximately $2,561,000, $4,579,000 and $4,209,000, net of co-operative advertising reimbursement from vendors of approximately $872,000, $460,000, and $318,000 in fiscal years 2002, 2001 and 2000 respectively.

Freight - The Company records freight costs in accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Amounts billed to customers upon shipment of product are recorded as revenue. Freight costs billed and not billed to customers are recorded in cost of products sold.

Employee Benefit Plan - The Company accounts for its defined benefit plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and reports in accordance with SFAS No. 132," Employers' Disclosure about Pensions and other Post-retirement Benefits."

Income Taxes - The liability method is used to calculate deferred income taxes. Under this method, deferred income tax assets and liabilities are recognized on temporary differences between the financial statement and tax bases of assets and liabilities, using applicable tax rates, and on tax carryforwards.

Derivative Instruments and Hedging Activities - The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the statement of operations or as accumulated other comprehensive income (loss), a separate component of shareholders' equity, depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge.

Basic and Diluted Net Income (Loss) Per Share - Basic earnings per share computations are determined based on the weighted average number of shares outstanding during the period. The effect of the exercise and conversion of all diluted securities, including stock options, are included in the diluted earnings per share calculation.

Business Combinations - In accordance with SFAS No. 141, "Business Combinations," the Company records all business combinations under the purchase method of accounting.

Stock Based Compensation - The Company records stock option awards in accordance with the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." The Company estimates the fair value of stock option awards in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and discloses the resulting estimated compensation effect on net income on a pro forma basis.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Subsequent actual outcomes could differ from those estimated and assumed. The more significant estimates and assumptions used by management in the preparation of the financial statements relate to the reserves established for uncollectible accounts receivable, obsolete and slow moving inventory and certain accrued liabilities.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of amounts due to customers from accounts receivable to a current liability in the amount of $1,842,000.

NOTE 2 - BUSINESS COMBINATION

In July 2002, the Company completed its purchase of the remaining 49% interest it did not previously own in Podiatry Online, an on line information site and electronic newsletter. The purchase of Podiatry Online created a sales channel to serve podiatrists nationwide. The total purchase price of $750,000 was made with cash in the amount of $500,000 and 33,566 shares of the Company's common stock, with aggregate value of $250,000. The acquisition was recorded as a purchase transaction, with $750,000 recorded as goodwill.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, ("SFAS No. 142") "Goodwill and Other Intangible Assets." The standard changes the accounting for goodwill and intangible assets whereby such assets are no longer amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. Intangible assets with estimated useful lives continue to be amortized. SFAS No. 142 requires an initial evaluation of goodwill impairment upon adoption. The initial evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company's goodwill. An annual evaluation is performed to test for goodwill impairment by applying a fair value based test. The Company recorded no impairment losses in fiscal 2002.

Included in other noncurrent assets are goodwill balances of $1.7 million and $1.0 million at December 28, 2002 and December 29, 2001, respectively, which represent the excess of the purchase price paid over the fair value of the net assets acquired in the acquisitions of Podiatry Online and MERGInet Medical Resources.

The following table shows the changes in carrying value of goodwill:

       -----------------------------------------------------------------------
       Amounts in thousands                             2002     2001
       -----------------------------------------------------------------------
       Carrying value, beginning of period          $    974    $   1,112
          Amortization of goodwill                         -         (138)
          Acquisition of Podiatry Online                 750            -
                                                    --------    ---------
       Carrying value, end of period                $  1,724    $     974
                                                    ========    =========

Comparative information as if goodwill had not been amortized follows:

                                                                    Years Ended
                                                 ------------------------------------------------
       (in thousands, except per share            December 28,      December 29,     December 30,
       information)                                  2002               2001             2000
                                                 -------------      ------------     ------------
       Reported net income (loss)                $         978      $     (1,637)    $     (4,410)
          Goodwill amortization, net of tax                  -                92               56
                                                 -------------      ------------     ------------
       Adjusted net income (loss)                $         978      $     (1,545)    $     (4,354)
                                                 =============      ============     ============

       Basic and diluted earnings per share:
       Reported basic and diluted earnings
       (loss) per share                          $        0.31      $      (0.52)    $      (1.45)
         Goodwill amortization                               -              0.03             0.02
                                                 -------------      ------------     ------------
       Adjusted basic and diluted earnings
       (loss) per share                          $        0.31      $      (0.49)    $      (1.43)
                                                 =============      ============     ============

As described in Note 7, the Company recorded an intangible pension asset at December 28, 2002 of $23,000 as a result of the accumulated benefit obligation exceeding plan assets.

NOTE 4 - EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS follows (in thousands):

                                                                                 Years Ended
                                                           -----------------------------------------------------
                                                           December 28,         December 29,        December 30,
                                                               2002                 2001                 2000
                                                           ------------         ------------        ------------
       Basic EPS                                                  3,168                3,144               3,050
       Effect of assumed conversion of employee
       stock options                                                 16                    -                   -
                                                           ------------         ------------        ------------
       Diluted EPS                                                3,184                3,144               3,050
                                                           ============         ============        ============

Employee stock options to purchase approximately 175,000, 265,000 and 260,000 shares of common stock were outstanding during fiscal 2002, 2001 and 2000, and could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation are summarized as follows:

Amounts in thousands                        2002                2001
-----------------------------------------------------------------------
Equipment                               $     3,839          $    4,285
Furniture & fixtures                            877               1,290
Computer equipment and software              14,378              16,690
Leasehold improvements                        3,038               3,231
                                        -----------          ----------
                                             22,132              25,496
Less: accumulated depreciation              (15,878)            (17,225)
                                        -----------          ----------
                                        $     6,254          $    8,271
                                        ===========          ==========

Depreciation expense on property, plant and equipment was $3,080,000, $2,867,000 and $2,568,000 in fiscal 2002, 2001 and 2000, respectively.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

Amounts in thousands                        2002                2001
-----------------------------------------------------------------------
Revolving line of credit                $     4,281          $        -
Government settlement note                        -               4,605
Podiatry Online note                              -                 721
                                        -----------          ----------
                                              4,281               5,326
Less current portion                              -              (1,356)
                                        -----------          ----------
                                        $     4,281          $    3,970
                                        ===========          ==========

On January 26, 2001, the Company entered into a collateralized bank financing agreement, which provides up to a $15 million revolving line of credit due on January 26, 2004. Interest is charged at the prime rate or, at the option of the Company, at the LIBOR rate plus a margin ranging from 0% to 2.75% depending on the financial leverage of the Company. The weighted average interest rate on the collateralized credit facility was 5.25% for fiscal 2002. The Company pays a commitment fee ranging from 0.25% to 0.35% per annum on the unused line of credit. With the exception of the $0.1 million certificate of deposit, all amounts of cash and cash equivalents are required to be offset against outstanding borrowings on the collateralized revolving credit facility.

In consideration for the revolving line of credit, the Company has collateralized all of the Company's assets (current and future existence) over the term of the credit facility. Pursuant to the revolving line of credit agreement, the Company covenants that as long as it has any obligations or commitments to the lender, the Company will be subject to financial covenants involving consolidated tangible net worth, minimum earnings requirements and a leverage ratio calculation. These covenant targets fluctuate over the course of the term of the collateralized bank financing agreement.

At December 28, 2002, the Company was in violation of the consolidated tangible net worth and earnings before interest and taxes ("EBIT") financial covenants contained in its revolving line of credit agreement for the fourth quarter of fiscal 2002. On March 27, 2003, the Company and its lender amended certain financial covenants and conditions of the revolving line of credit agreement effective for the period ending December 28, 2002, including the consolidated tangible net worth and EBIT financial covenants. As of December 28, 2002, the Company was in compliance with the financial covenants, as amended.

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

On February 15, 2002, the Company purchased a 30-month interest rate cap in the notional amount of $3.0 million with a cap rate of 4.0% to hedge against an increase in interest rates. The Company paid a $56,000 premium to enter into the cap. The premium payment was recorded as an asset in accordance with SFAS No. 133, as amended, "Accounting for Derivatives and Hedging Activity." Under this standard, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to earnings or to shareholders' equity through other comprehensive income. The fair value of the interest rate cap at December 28, 2002 was $0, with the change in fair value recorded in interest expense.

The weighted average interest rate on all borrowings was 5.3% and 6.4% for fiscal 2002 and 2001, respectively. Cash payments for interest totaled $265,000, $206,000 and $1,000 in fiscal 2002, 2001 and 2000 respectively.

Note 7 - Employee Benefits

All employees meeting eligibility requirements participate in the Company's defined benefit pension plan under which pension benefits are based on the employee's highest consecutive five-year average annual compensation. The Company's funding policy is to comply with the minimum funding requirements set by the Employee Retirement Income Security Act of 1974 (ERISA).

Pension disclosure requirements of Financial Accounting Standard No. 132:

AMOUNTS IN THOUSANDS                                      2002          2001
-------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year                $    4,471    $    3,977
Service cost                                                  350           358
Interest cost                                                 360           345
Actuarial gain                                              1,050           593
Benefits paid                                                (814)         (802)
                                                       ----------    ----------
Benefit obligation at end of year                      $    5,417    $    4,471
                                                       ==========    ==========
CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year         $    4,184    $    4,825
Actual return on plan assets                                 (265)         (125)
Employer contribution                                         521           286
Benefits paid                                                (814)         (802)
                                                       ----------    ----------
Fair value of plan assets at end of year               $    3,626    $    4,184
                                                       ==========    ==========
Funded Status                                          $   (1,791)   $     (289)
Unrecognized net actuarial loss                             2,703         1,139
Unrecognized prior service cost                                23            27
                                                       ----------    ----------
Net amount recognized                                  $      935    $      877
                                                       ==========    ==========
AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Prepaid pension                                        $        -    $      877
Accrued pension liability                                    (832)            -
Intangible asset                                               23             -
Accumulated other comprehensive loss                        1,744             -
                                                       ----------    ----------
                                                       $      935    $      877
                                                       ==========    ==========

WEIGHTED-AVERAGE ASSUMPTIONS AS OF PERIOD
ENDING
Discount Rate                                                6.75%         7.25%
Expected return on plan assets                               9.00%         9.00%
Rate of compensation increases                               4.00%         4.00%


AMOUNTS IN THOUSANDS                        2002          2001          2000
-------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost                             $      350    $      358    $      342
Interest cost                                   360           345           279
Expected return on plan assets                 (395)         (433)         (470)
Amortization prior service cost                   5             5             5
Amortization transition cost                      -             -            12
Recognized net actuarial loss                   144             -             -
                                         ----------    ----------    ----------
Net periodic benefit cost                $      464    $      275    $      168
                                         ==========    ==========    ==========

Provisions of SFAS No. 87, "Employers' Accounting for Pensions", require the recognition of an additional liability and related intangible asset if the accumulated benefit obligation exceeds plan assets. At December 28, 2002, $832,000 was recorded as a liability with a related intangible asset of $23,000. The additional liability exceeded the unrecognized prior service cost resulting in a reduction in equity of $1.1 million, net of $0.6 million of income taxes.

In addition to the pension plan, the Company has a 401(k) defined contribution retirement plan available to employees meeting eligibility requirements. This plan provides for Company non-discretionary matching contributions in an amount equal to 50% of employee pretax contributions subject to a maximum of 6% of employee's eligible compensation contributed to the plan. The plan allows for the Company to reduce its expense to the plan with amounts forfeited by non-vested terminated employees. The Company's expense in connection with this plan for fiscal years 2002, 2001 and 2000 amounted to $30,000, $139,000 and $288,000, respectively.

Note 8 - Income Taxes

The income tax provision (benefit) consists of the following:

Amounts in thousands                        2002           2001         2000
--------------------------------------------------------------------------------
Current
    Federal                              $      (50)   $        -    $      (94)
    State                                        36            20             5
                                         ----------    ----------    ----------
      Total current                             (14)           20           (89)
                                         ----------    ----------    ----------
Deferred
    Federal                                     561          (817)       (1,200)
    State                                      (155)           (6)          (68)
                                         ----------    ----------    ----------
      Total deferred                            406          (823)       (1,268)
                                         ----------    ----------    ----------
Total provision (benefit)                $      392    $     (803)   $   (1,357)
                                         ==========    ==========    ==========

A reconciliation of the statutory federal income tax rate to the effective income tax rate as a percentage of pretax income is as follows:

                                                2002       2001         2000
--------------------------------------------------------------------------------
Statutory federal income tax rate                34.0%     34.0%        34.0%
State income taxes, net of federal tax benefit   (5.4)      1.9          2.6
Valuation allowance                              (4.2)     (2.2)        (1.5)
Enacted tax law changes                           1.6         -            -
Goodwill                                          1.0         -            -
Unconsolidated subsidiary                         2.1         -            -
Government settlement                               -         -        (12.5)
Other - net                                      (0.5)     (0.8)         0.9
                                              -------    ------      -------
Effective income tax rate                        28.6%     32.9%        23.5%
                                              =======    ======      =======

The effective income tax rates of 28.6% and 32.9% in fiscal 2002 and 2001, respectively, were lower than the Federal statutory rate due primarily to a reduction in the valuation allowance on the state net operating losses. The effective income tax benefit rate of 23.5% in 2000 included an income tax provision of 12.5% relating to the government settlement (see note 6).

Deferred income tax assets and liabilities at the end of each year consist of the tax effects of temporary differences related to the following:

AMOUNTS IN THOUSANDS                                         2002          2001
----------------------------------------------------------------------------------
 Allowance for doubtful accounts                          $      455    $      398
 Inventories                                                     532           584
 Accrued expenses                                                 38           210
 Federal and State NOLs and State tax credits                  1,329         3,472
 Accrued Pension                                                 306            --
 Other                                                            91            96
                                                          ----------    ----------
      Deferred Tax Assets                                      2,751         4,760
                                                          ----------    ----------

 Accumulated depreciation                                     (1,441)       (1,986)
 Prepaid pension expense                                          --          (342)
 Other                                                            --          (156)
 Deferred advertising                                           (144)         (106)
                                                          ----------    ----------
      Deferred Tax Liabilities                                (1,585)       (2,590)
                                                          ----------    ----------
Net deferred tax asset before
 valuation allowance                                           1,166         2,170
Valuation allowance on State NOLs                               (150)         (206)
                                                          ----------    ----------
Net deferred tax asset                                    $    1,016    $    1,964
                                                          ==========    ==========

The Company had federal net operating loss carryforwards of $2,177,000 and $8,589,000 and state net operating loss carryforwards of $8,340,000 and $8,120,000 at December 28, 2002 and December 29, 2001, respectively. A valuation allowance of $150,000 and $206,000 was provided against the state net operating loss deferred tax asset of $323,000 and $378,000 at December 28, 2002 and December 29, 2001, respectively. The net operating loss carryforwards begin to expire in 2003 and continue through 2021. After application of the valuation allowance described above, the Company anticipates no limitations will apply with respect to utilization of the net deferred tax assets described above.

The change in deferred tax asset allocated to current year income and the Company's balance sheet for the years ended December 28, 2002 and December 29, 2001 is as follows:

(IN THOUSANDS)                                       2002                        2001
-----------------------------------------------------------------------------------------------
                                             FEDERAL        STATE        FEDERAL        STATE
Deferred tax benefit allocated to
  Shareholders' equity                     $     (601)   $      (49)   $        -    $        -

Deferred tax asset realized on
  carry back claim refund                       1,192             -             -             -

Deferred tax expense (benefit)
  allocated to income                             561          (155)         (817)           (6)
                                           ----------    ----------    ----------    ----------
Total change in deferred tax asset         $    1,152    $     (204)   $     (817)   $       (6)
                                           ==========    ==========    ==========    ==========

Based upon the Job Creation and Worker Assistance Act of 2002, which was signed by President Bush in March 2002, and allowes companies to carry 2001 net operating losses back five years, the Company received a refund of approximately $1.2 million in 2002. Upon receipt of the $1.2 million, the Company reduced its current deferred tax assets by $1.2 million.

Income tax payments totaled $45,000, $0 and $31,000 in fiscal 2002, 2001 and 2000, respectively.

Note 9 - Shareholders' Equity

The Company's Board of Directors, with shareholders' approval, adopted, as of June 22, 2000, an "Amendment of Certificate of Incorporation to increase authorized Common Stock." Authorized Shares of Common Stock were increased to 10 million shares and Class A Preferred Stock and Class B Preferred Stock were eliminated.

In July 2002, the Company issued 33,566 shares of treasury stock valued at $250,000 in connection with the acquisition of the remaining 49% interest of Podiatry Online (See Note 2).

At December 28, 2002, the Company had Class C Preferred Stock, $1.00 par value, 1,000,000 shares authorized of which 35,000 shares have been designated as a Series I Junior Participating Preferred Stock. No shares were outstanding at December 28, 2002 or December 29, 2001.

In November 1998, the Company adopted a successor Shareholder Rights Plan and declared a dividend distribution, effective March 17, 1999, of one Preferred Stock Purchase Right (the "Rights") for each outstanding share of common stock. The Rights will become exercisable, with certain exceptions, only if a party or group acquires or announces an offer to acquire 15% or more of the Company's common stock. When exercisable, with some exceptions, each Right will entitle its holder (other than the party or group acquiring 15% or more or offering to acquire 15% or more of the common stock) to buy one one-hundredth of a share of a Series I Junior Participating Preferred Stock at a purchase price of $70.00. Upon the occurrence of certain events, Rights holders (other than such party or group) will be entitled to purchase either preferred stock of the Company or shares of the acquiring company at half of their market value. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time prior to the earlier of the expiration of the Rights in March 2009 or ten days following the acquisition of or offer for 15% of the Company's common stock.

On January 11, 2001, the Company's Board of Directors authorized transfer of 50,000 shares of common stock from its treasury to Linda M. Autore in consideration of Ms. Autore's promissory note collateralized by said shares in the principal amount of $281,250, bearing interest at 6.0%, compounded annually, pursuant to the terms and conditions set forth in an Executive Compensation Agreement, Recourse Promissory Note and Pledge Agreement, each dated January 11, 2001.

On September 17, 2001, the Company adopted a stock repurchase program to purchase, at the Board of Directors discretion, up to $2 million of its common stock in the open market, through private transactions or otherwise. This stock repurchase program shall remain in effect until the $2 million is used by the Company to repurchase shares of its common stock, unless the Board of Directors or its Executive Committee terminates the program before then. As of December 28, 2002, no shares of common stock have been repurchased under this program.

Note 10 - Stock Options

In 2000, the Company's Board of Directors, with the shareholders' approval, adopted the "2000 Incentive Compensation Program" for directors, officers, employees, consultants, independent contractors and agents of the Company. Stock options awarded under the program shall be "non-qualified stock options" vesting equally over four years commencing one year from the date of the grant and expiring over five years from the grant date. This program may not exceed 505,000 shares, and approximately 360,000 shares were available for grant at December 28, 2002. Effective from the date of said approval, no new options shall be granted under a "prior plan" (1992 incentive stock plan and 1998 non-qualified plans) of Moore Medical.

The Company's Board of Directors adopted and approved the 1998 Stock Incentive Plan that authorized stock option grants for 150,000 shares to directors, officers and key employees. The plan authorized and permitted the granting of non-qualified stock options of the Company's stock vesting equally over four or five years commencing one year from the date of the grant and expiring five years from the grant date.

The 1992 Incentive Stock Option Plan authorized stock option grants for 200,000 shares. Under the plan, options were granted at prices not less than 100% of the fair market value of the common stock on the date of grant. The options were exercisable as determined by the Compensation Committee of the Board of Directors at the time of grant and typically vested equally over four or five years beginning one year after the date of grant and expiring five to ten years from the date of grant.

The following is a summary of changes in options under the Company's stock option plans:

                                     2002                               2001                               2000
                        -------------------------------    -------------------------------    -------------------------------
                                       WEIGHTED AVERAGE                   WEIGHTED AVERAGE                   WEIGHTED AVERAGE
                          SHARES        EXERCISE PRICE       SHARES        EXERCISE PRICE       SHARES        EXERCISE PRICE
                        -------------------------------    -------------------------------    -------------------------------
Outstanding at
 beginning of year          272,700    $     9.19              267,600    $     9.92              142,400    $    11.54

Granted                      51,400          7.81              148,100          7.51              167,000          8.81
Canceled                    (69,300)         8.58             (140,500)         8.89              (38,050)        10.98
Exercised                    (2,500)         6.76               (2,500)         6.76               (3,750)        10.71
                        -----------                        -----------                        -----------
Outstanding at
 year end                   252,300          9.11              272,700          9.19              267,600          9.92
                        ===========                        ===========                        ===========

Exercisable                 124,625    $    10.02               82,250    $    10.82               67,850    $    11.52
                        ===========                        ===========                        ===========

The following is a summary of options outstanding at December 28, 2002:

                                         OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                     ----------------------------------------------------------    ---------------------------------------
                         NUMBER OF        WEIGHTED-AVERAGE
                          OPTIONS             REMAINING            WEIGHTED-        NUMBER OF OPTIONS         WEIGHTED-
     RANGE OF           OUTSTANDING       CONTRACTUAL LIFE          AVERAGE          EXERCISABLE AT            AVERAGE
 EXERCISE PRICES        AT YEAR END            (YEARS)          EXERCISE PRICE          YEAR END           EXERCISE PRICE
-------------------  ----------------    -----------------    -----------------    ------------------    -----------------
$  6.00 - $  9.25             165,700           3.3           $       7.81                      56,525   $      8.03

$  9.26 - $ 11.25              56,000           1.2           $      10.69                      42,500   $     10.75

$ 11.26 - $ 14.25              30,600           1.2           $      13.22                      25,600   $     13.20
                     ================                                               ==================
                              252,300           2.6           $       9.11                     124,625   $     10.02

Pursuant to SFAS No. 123, the Company elected to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the stock option plans been recognized based on the fair value at the grant dates for awards under those plans, consistent with the provision of SFAS No. 123, net income (loss) and earnings (loss) per share would have been as indicated in the table below.

                                                                                  Years Ended
                                                -----------------------     -----------------------    -----------------------
(in millions, except per share amounts)            December 28, 2002           December 29, 2001          December 30, 2000
                                                -----------------------     -----------------------    -----------------------
Net income (loss)
    As reported                                 $          1.0              $            (1.6)         $            (4.4)
    Pro forma                                   $          0.8              $            (2.2)         $            (4.5)
Basic and diluted earnings (loss) per share
    As reported                                 $         0.31              $           (0.52)         $           (1.45)
    Pro forma                                   $         0.26              $           (0.71)         $           (1.49)

Fair values of the options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                        Years Ended
                                      ------------------------------------------------------------------------------
                                         December 28, 2002           December 29, 2001          December 30, 2000
                                      -----------------------     -----------------------    -----------------------
Expected stock price volatility                 41%                         50%                        50%
Expected dividend yield                          -                           -                          -
Risk-free interest rate                        3.0%                        5.7%                       5.8%
Expected life (in years)                         5                       4 - 5                      4 - 5

Note 11 - Commitments

The Company leases its various facilities such as its distribution centers, office facilities and certain equipment. Certain lease commitments provide that the Company pay taxes, insurance, and maintenance expenses relating to the leased assets. Rental expense approximated $1,664,000, $1,949,000 and $1,835,000, in fiscal 2002, 2001, and 2000, respectively. As of December 28, 2002, future minimum payments for all operating leases are as follows: 2003, $1,413,000; 2004, $1,170,000; 2005, $448,000; 2006, $323,000; 2007, $220,000;
thereafter, $1,150,000.

Note 12 - Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The standard changes the accounting for goodwill and intangible assets whereby such assets are no longer amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. SFAS No. 142 requires an initial evaluation upon adoption. Such evaluation was performed as of January 2002, resulting in no impairment in the value of Company's goodwill or intangible assets. A similar evaluation was performed in January 2003, which also resulted in no impairment.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement, effective for fiscal years beginning after June 15, 2002, requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion of construction or shortly thereafter. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 changes the criteria for classifying an asset as held-for-sale. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds certain guidance for reporting extinguishments of debt and provides guidance to determine if the transactions are part of recurring operations or if they meet the criteria for classification as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications be accounted for in the same manner as sales-leaseback transactions. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 requires quarterly disclosure of pro forma stock compensation information. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

Note 13 - Selected Quarterly Information (Unaudited)

                                                                           NET INCOME
                                                            NET INCOME        (LOSS)
AMOUNTS IN THOUSANDS,         NET SALES     GROSS PROFIT      (LOSS)            PER
EXCEPT PER SHARE DATA                                                          SHARE
---------------------------------------------------------------------------------------
2002
First                       $     32,437   $      8,996    $        195    $       0.06
Second                            33,441          9,174             281            0.09
Third                             37,032         10,255             643            0.20
Fourth                            34,917          9,009            (141)          (0.04)
                            ------------   ------------    ------------    ------------
   Year                     $    137,827   $     37,434    $        978    $       0.31
                            ============   ============    ============    ============

2001
First                       $     32,365   $      8,503    $     (1,041)   $      (0.33)
Second                            32,620          8,657            (722)          (0.23)
Third                             34,685          9,147             (86)          (0.03)
Fourth                            33,163          9,008             212            0.07
                            ------------   ------------    ------------    ------------
   Year                     $    132,833   $     35,315    $     (1,637)   $      (0.52)
                            ============   ============    ============    ============

Net Sales and Gross Profit reflect reclassifications due to the impact of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs."

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Incorporated by reference to information under the caption "Certain Information Regarding Nominees" and "Executive Officers" in the Company's 2003 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days the end of the fiscal year covered by this Form 10-K (the "Proxy Statement").

ITEM 11.  Executive Compensation

Incorporated by reference to information under the captions "Executive Compensation," "Defined Benefit Plans," "Stock Options," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee's Report," and "Compensation of Directors" in the Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to information under the caption "Security Ownership of Certain Beneficial Owners, Directors, Nominees and Officers" in the Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions

Incorporated by reference to information under the captions "Certain Relationships and Related Transactions," "Fees Paid to Directors," "Executive Compensation," and "Defined Benefit Plans" in the Proxy Statement.

ITEM 14.  Controls and Procedures

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of our disclosure controls and procedures (as defined in rules 13a-4(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date ("Evaluation Date") within 90 days prior to the filing of this annual report. Based on such evaluation, our CEO and CFO have each concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

ITEM 15.  Principal Accountant Fees and Services

Incorporated by reference to information under "Principal Accountant Fees and Services" in the Proxy Statement.

                                     PART IV

ITEM 16.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this Form 10-K.

        1. Financial Statements. The financial statements filed as part of this Form 10-K are listed in the index on page iii.

        2. Financial Statement Schedule. The financial statement schedule filed as part of this Form 10-K is listed in the index on page iii.

                Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is disclosed in the financial statements or notes thereto.

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

..2  Certificate of Designation under              Exhibit 3 to Form 8-A filed December 30, 1998.
    Delaware General Corporation Law.

..3  By-laws, as amended.                          Exhibit 3.3 to Form 10-K for the fiscal year ended
                                                  January 3, 1981, Exhibit 3.3 to Form 10-K for the
                                                  fiscal year ended December 30, 1989, and Exhibit
                                                  3.3 to Form 10-K for the fiscal year ended January
                                                  2, 1999.

4.  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
    HOLDERS

..1  Stock Repurchase Program, adopted             Exhibit 3.4 to Form 10-Q for the period ended
    September 17, 2001.                           September 29, 2001.


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

..4A   Moore Medical Corp. Capital Accumulation    Exhibit 10.4A to Form 10-K for the fiscal year
      Plan, Fidelity - The Corporate plan for     ended December 29, 2001.
      Retirement Service Agreement with
      Fidelity, effective November 1, 2001.

..4B   Summary Plan Description - Moore Medical    Exhibit 10.4B to Form 10-K for the fiscal year
      Corp. Capital Accumulation Plan, effective  ended December 29, 2001.
      November 1, 2001.

..4C   Fidelity - The CORPORATE Plan For           Exhibit 10.4C to Form 10-K for the fiscal year
      Retirement Adoption Agreement, effective    ended December 29, 2001.
      November 1, 2001

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

..7    Non-qualified Stock Option Plan.            Exhibit 10.7 to Form 10-K for the fiscal year
                                                  ended January 2, 1999.

..8    2001 - 2002 Change of Control and Position  Exhibit 10.8 to Form 10-K for the fiscal year
      Payment Plan.                               ended December 30, 2000.

..9    Employment Agreement between the Company    Exhibit 10.9 to Form 10-K for the fiscal year
      and Jerry Flasz, effective                  ended December 30, 2000.
      January 15, 2001.

..10   Employment Agreement between the Company    Exhibit 10.10 to Form 10-K for the fiscal year
      and James R. Simpson, effective             ended December 30, 2000.
      March 5, 2001.

..11   Loan and Security Agreement between the     Exhibit 10.11 to Form 10-K for the fiscal year
      Company and Fleet Capital Corporation       ended December 30, 2000.
      dated January 26, 2001.


..12   Appendix A to Security Agreement dated      Exhibit 10.12 to Form 10-K for the fiscal year
      January 26, 2001, between the Company and   ended December 30, 2000.
      Fleet Capital Corporation.

..13   Amended and Restated Employment Agreement   Exhibit 10.20 to Form 10-Q for period ended
      between the Company and Linda M. Autore,    April 1, 2000.
      effective March 1, 2001.

..14   Subscription Agreement between the Company  Exhibit 10.21 to Form 10-Q for period ended
      and Vantage Venture Partners, LP, dated     April 1, 2000.
      February 28, 2000.

..15   Executive Subscription Agreement between    Exhibit 10.25 to Form 10-K for the fiscal year
      the Company and Linda M.Autore dated        ended December 30, 2000.
      January 11, 2001.

..16   Pledge Agreement between the Company and    Exhibit 10.26 to Form 10-K for the fiscal year
      Linda M. Autore dated January 11, 2001.     ended December 30, 2000.

..17   Recourse Promissory Note between the        Exhibit 10.27 to Form 10-K for the fiscal year
      Company and Linda M. Autore dated           ended December 30, 2000.
      January 11, 2001.

..18   Consulting Agreement between the Company    Exhibit 10.18 to Form 10-K for the fiscal year
      and Peter A. Derow effective                ended December 29, 2001.
      October 8, 2001

..19   Employment Agreement between the Company    Exhibit 10.19 to Form 10-K for the fiscal year
      and Jon Garrity, effective October 1, 2001  ended December 29, 2001.

..20   Promissory Note of the Company to the U.S.  Exhibit 10.28 to Form 10-Q for period Ended
      Government dated February 1, 2001.          March 31, 2001.

..21   Amended and Restated Employment Agreement   Filed herewith.
      between the Company and Jerry Flasz,
      effective October 25, 2002

..22   Amended and Restated Employment Agreement   Filed herewith.
      between the Company and Jon Garrity,
      effective October 25, 2002

..23   Amended and Restated Employment Agreement   Filed herewith.
      between the Company and Linda Autore,
      effective October 25, 2002

..24   Employment Agreement between the Company    Filed herewith.
      and John Zinzarella, effective
      February 10, 2003

21.   Subsidiaries

..1    Subsidiaries, identifiable pursuant to      Exhibit 22 to Form 10-K for the fiscal year ended
      Item 601 (21) of Regulation S-K.            December 28, 1991.

23.   Consent of Expert

..1    Consent of PricewaterhouseCoopers LLP.      Filed herewith.

99.   Certifications

..1    Certification of the Chief Executive        Filed herewith.
      Officer pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002.

..2    Certification of the Chief Financial        Filed herewith.
      Officer pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: The Company filed one Current Report on Form 8-K during the quarter ended December 28, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE MEDICAL CORP.
(REGISTRANT)

BY: /s/ Linda M. Autore                     BY: /s/ John M. Zinzarella
--------------------------------------      ----------------------------------------------
Linda M. Autore, President                  John M. Zinzarella, Vice President of Finance,
and Chief Executive Officer                 Treasurer and Chief Financial Officer
March 28, 2003                              March 28, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                          Title                                   Date
         /s/ Linda M. Autore                President & Chief Executive Officer     March 28, 2003
----------------------------------------    (Principal Executive Officer)
         Linda M. Autore

          /s/ Robert H. Steele              Director, Chairman of the Board         March 28, 2003
----------------------------------------    of Directors
         Robert H. Steele


         /s/ Christopher W. Brody           Director                                March 28, 2003
----------------------------------------
         Christopher W. Brody

         /s/ Peter A. Derow                 Director                                March 28, 2003
----------------------------------------
         Peter  A. Derow

         /s/ Steven Kotler                  Director                                March 28, 2003
----------------------------------------
         Steven Kotler

         /s/ Wilmer J. Thomas, Jr.          Director                                March 28, 2003
----------------------------------------
         Wilmer J. Thomas, Jr.

         /s/ Dan K. Wassong                 Director                                March 28, 2003
----------------------------------------                                                                      -
         Dan K. Wassong

                                 CERTIFICATIONS

I, Linda M. Autore, certify that:

1. I have reviewed this annual report on Form 10-K of Moore Medical  Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

                                            BY:  /s/ Linda M. Autore
                                            ------------------------------------
                                            Linda M. Autore, President  and
                                            Chief Executive Officer

I, John M. Zinzarella, certify that:

1. I have reviewed this annual report on Form 10-K of Moore Medical Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003
                                       BY:  /s/ John M. Zinzarella
                                       -----------------------------------------
                                       John M. Zinzarella, Vice President of
                                       Finance, Treasurer  and  Chief Financial
                                       Officer

                                                                     SCHEDULE II

                        MOORE MEDICAL CORP. & SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                    ALLOWANCES FOR RETURNS AND UNCOLLECTIBLES

                                                 BALANCE AT      ADDITIONS                     BALANCE AT
                                                BEGINNING OF    CHARGED TO                       END OF
                                                   PERIOD        EXPENSES      DEDUCTIONS        PERIOD
                                                ------------   ------------   ------------    ------------
Allowance for Returns and Uncollectibles

Fiscal Year End December 28, 2002               $      1,146   $        740   $       (637)   $      1,249

Fiscal Year End December 29, 2001               $        877   $        367   $        (98)   $      1,146

Fiscal Year End December 30, 2000               $        876   $         89   $        (88)   $        877