Form 10-Q
period 2003-03-29
MOORE MEDICAL CORP
filed 2003-05-12
CIK 74691

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period from to

Commission file number 1-8903

MOORE MEDICAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-1897821
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

389 John Downey Drive P.O. Box 1500, New Britain, CT 06050

(Address of Principal Executive Offices and Zip Code)

860-826-3600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.01 Par Value)	American Stock Exchange
Rights to Purchase Series I Junior Preferred Stock	American Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2003
Common stock, $0.01 par value	3,189,784

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

For a description of the factors that could cause the actual results of the Company to be materially different from those projected, please review the Company’s SEC reports that detail these risks and uncertainties and the section captioned “Forward Looking Information” contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002. Any forward looking statements should be considered in light of these factors.

MOORE MEDICAL CORP. & SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Balance Sheets

(Amounts in thousands, except par value)	March 29, 2003	December 28, 2002
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$100	$100
Accounts receivable, less allowances of $1,371 and $1,249, respectively	18,602	17,187
Inventories	10,958	11,230
Prepaid expenses and other current assets	1,635	1,216
Deferred income taxes	1,871	1,871

Total Current Assets	33,166	31,604

Noncurrent Assets
Property, plant and equipment, net	6,199	6,254
Other assets	2,202	2,137

Total Noncurrent Assets	8,401	8,391

	$41,567	$39,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,395	$5,794
Amounts due to customers	2,126	2,342
Accrued expenses	1,678	1,723
Cash overdraft	1,335	1,632
Current portion of long-term debt	3,799	—

Total Current Liabilities	17,333	11,491

Deferred Income Taxes	855	855
Accrued Pension	408	233
Long Term Debt	—	4,281

Shareholders’ Equity
Preferred stock, no shares outstanding	—	—
Common stock—$.01 par value;
Shares authorized—10,000
Shares issued—3,246 in 2003 and 2002	32	32
Additional paid-in capital	21,518	21,513
Note receivable	(321)	(316)
Accumulated other comprehensive loss	(1,095)	(1,095)
Retained earnings	3,337	3,501

	23,471	23,635

Less treasury shares, at cost, 56 shares in 2003 and 2002	(500)	(500)

Total Shareholders’ Equity	22,971	23,135

	$41,567	$39,995

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Operations For The Three Months Ended

(Unaudited)

(Amounts in thousands, except per share data)	March 29, 2003	March 30, 2002
Net sales	$33,613	$32,437
Cost of products sold	24,519	23,441

Gross profit	9,094	8,996
Sales and marketing expenses	2,870	2,566
General and administrative expenses	6,437	6,080

Operating (loss) income	(213)	350
Interest expense, net	43	47

(Loss) income before income taxes	(256)	303
Income tax (benefit) provision	(92)	108

Net (loss) income	$(164)	$195

Basic net (loss) income per share	$(0.05)	$0.06

Diluted net (loss) income per share	$(0.05)	$0.06

Basic common shares outstanding*	3,190	3,154

Diluted common shares outstanding*	3,190	3,177

*	weighted average

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statement of Shareholders’ Equity For The Three Months Ended

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Note Receivable	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Comprehensive Income (Loss)
(Amounts in thousands)	Shares	Amounts	Shares	Amounts
Balance at December 29, 2001	3,246	$32	(92)	$(820)	$21,548	$(298)	$—	$2,263	$22,725
Net income	—	—	—	—	—	—	—	195	195	$195
Stock options/compensation	—	—	2	22	(6)	—	—	—	16
Interest on note receivable	—	—	—	—	5	(5)	—	—	—

Ending balance March 30, 2002	3,246	$32	(90)	$(798)	$21,547	$(303)	$—	$2,458	$22,936	$195

Balance at December 28, 2002	3,246	$32	(56)	$(500)	$21,513	$(316)	$(1,095)	$3,501	$23,135
Net loss	—	—	—	—	—	—	—	(164)	(164)	$(164)
Interest on note receivable	—	—	—	—	5	(5)	—	—	—

Ending balance March 29, 2003	3,246	$32	(56)	$(500)	$21,518	$(321)	$(1,095)	$3,337	$22,971	$(164)

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Cash Flows For The Three Months Ended

(Unaudited)

(Amounts in thousands)	March 29, 2003	March 30, 2002
Cash Flows From Operating Activities
Net (loss) income	$(164)	$195
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Depreciation	622	753
Provision for bad debt	211	233
Loss on disposal of equipment	23	—
Changes in operating assets and liabilities:
Accounts receivable	(1,626)	393
Inventories	272	713
Other assets	(484)	(824)
Accounts payable	2,601	(485)
Other liabilities	(86)	(384)

Net cash flows provided by operating activities	1,369	594

Cash Flows From Investing Activities
Acquisition of property, plant and equipment	(590)	(214)

Net cash flows used in investing activities	(590)	(214)

Cash Flows From Financing Activities
Net borrowings (repayments) on revolving line of credit	(482)	3,428
Sale of treasury stock	—	17
Reduction of cash overdraft	(297)	—
Repayments of long-term debt	—	(4,605)

Net cash flows used in financing activities	(779)	(1,160)

Change in cash	—	(780)
Cash at the beginning of period	100	835

Cash At End Of Period	$100	$55

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Notes To Consolidated Financial Statements

(Unaudited)

Note 1. Business and Basis of Presentation

The Company

Moore Medical is an Internet-enabled, multi-channel marketer and distributor of medical, surgical and pharmaceutical products to approximately 100,000 health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. Moore Medical also serves the medical/surgical supply needs of 28 customer community affiliates. We market to and serve our customers through direct mail, industry-specialized telephone support staff, field sales representatives, and the Internet. Our direct marketing and distribution business has been in operation for 55 years. The Company operates principally from three distribution facilities located in the United States.

Basis of Presentation

Moore Medical has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim period have been made. The results for the three months ended March 29, 2003 do not necessarily indicate the results to be expected for the fiscal year ended December 27, 2003 or any other future period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s 2002 Annual Report filed on Form 10-K. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2 – Business Combination

In July 2002, the Company completed its purchase of the remaining 49% interest it did not previously own in Podiatry Online, an on line information site and electronic newsletter. The purchase of Podiatry Online created a sales channel to serve podiatrists nationwide. The total purchase price of $750,000 was made with cash in the amount of $500,000 and 33,566 shares of the Company’s common stock, with aggregate value of $250,000. The acquisition was recorded as a purchase transaction, with $750,000 recorded as goodwill.

Note 3 – Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, (“SFAS No. 142”) “Goodwill and Other Intangible Assets.” The standard changes the accounting for goodwill and intangible assets whereby such assets are no longer amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. Intangible assets with estimated useful lives continue to be amortized. SFAS No. 142 required an initial evaluation of goodwill impairment upon adoption. The initial evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company’s goodwill. An annual evaluation is performed to test for goodwill impairment by applying a fair value based test. The Company recorded no impairment losses during the three months ended March 29, 2003 and fiscal 2002.

Included in other noncurrent assets are goodwill balances of $1.7 million at March 29, 2003 and December 28, 2002, which represent the excess of the purchase price paid over the fair value of the net assets acquired in the acquisitions of Podiatry Online and MERGInet Medical Resources.

Note 4. Long-Term Debt

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

In consideration for the revolving line of credit, the Company has collateralized all of the Company’s assets (current and future existence) over the term of the credit facility. Pursuant to the revolving line of credit agreement, the Company covenants that as long as it has any obligations or commitments to the lender, the Company will be subject to financial covenants involving consolidated tangible net worth, minimum earnings requirements and a leverage ratio calculation. These covenant targets fluctuate over the course of the term of the collateralized bank financing agreement.

At December 28, 2002, the Company was in violation of the consolidated tangible net worth and earnings before interest and taxes (“EBIT”) financial covenants contained in its revolving line of credit agreement for the fourth quarter of fiscal 2002. On March 27, 2003, the Company and its lender amended certain financial covenants and conditions of the revolving line of credit agreement effective for the period ending December 28, 2002, including the consolidated tangible net worth and EBIT financial covenants. As of December 28, 2002, the Company was in compliance with the financial covenants, as amended.

The Company was in violation of the EBIT financial covenant contained in its amended revolving line of credit agreement for the quarter ended March 29, 2003. The Company received a waiver from its lender.

On February 1, 2001, the Company signed an agreement with the U.S. Government settling a pricing error by its former wholesale division under federal supply contracts entered into in 1991. In 1997, the Company voluntarily disclosed the error to the Government and established a $3.8 million reserve for 1996. In the fourth quarter of 2000, an additional $2.5 million reserve was recorded for the liability and associated legal costs. In settlement, the Company agreed to pay the government a total of $5.2 million (“government settlement note”), including $0.5 million on signing, and $4.7 million over five years. On February 13, 2002, the Company utilized approximately $4.6 million of its revolving line of credit to pay off the government settlement note.

On February 15, 2002, the Company purchased a 30-month interest rate cap in the notional amount of $3.0 million with a cap rate of 4.0% to hedge against an increase in interest rates. The Company paid a $56,000 premium to enter into the cap. The premium payment was recorded as an asset in accordance with SFAS No. 133, as amended, “Accounting for Derivatives and Hedging Activity.” Under this standard, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to earnings or to shareholders’ equity through other comprehensive income. The fair value of the interest rate cap at March 29, 2003 and December 28, 2002 was $0.

Note 5. Earnings Per Share

Earnings per share (“EPS”) amounts are calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the three months ended March 29, 2003 and March 30, 2002 respectively, follows (in thousands):

	Three Months Ended
	March 29, 2003	March 30, 2002
Basic EPS	3,190	3,154
Effect of assumed conversion of employee stock options	—	23

Diluted EPS	3,190	3,177

Employee stock options to purchase approximately 232,000 and 114,000 shares of common stock were outstanding during the three months ended March 29, 2003 and March 30, 2002, respectively. Such stock options could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

Pursuant to SFAS No. 123, the Company elected to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was included in the determination of net income (loss) for the three months ended March 29, 2003 and March 30, 2002. Had compensation cost for the stock option plans been recognized based on the fair value at the grant dates for awards under those plans, consistent with the provisions of SFAS No. 123, net income (loss) and earnings (loss) per share would have been as indicated in the table below.

	Three Months Ended
(in millions, except per share amounts)	March 29, 2003	March 30, 2002
Net income (loss)
As reported	$(0.2)	$0.2
Pro forma	$(0.2)	$0.1
Basic and diluted earnings (loss) per share
As reported	$(0.05)	$0.06
Pro forma	$(0.07)	$0.03

Note 6. Recent Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 requires quarterly disclosure of pro forma stock compensation information.

The above accounting pronouncements are effective for the Company’s financial statements for fiscal 2003. The Company does not expect the adoption of these statements to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

MOORE MEDICAL CORP. & SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Moore Medical is an Internet-enabled, multi-channel marketer and distributor of medical, surgical and pharmaceutical products to approximately 100,000 health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. Moore Medical also serves the medical/surgical supply needs of 28 customer community affiliates. We market to and serve our customers through direct mail, industry-specialized telephone support staff, field sales representatives, and the Internet. Our direct marketing and distribution business has been in operation for 55 years. The Company operates principally from three distribution facilities located in the United States.

For the first quarter ended March 29, 2003, the Company experienced moderate sales growth with an increase of 3.7% compared to the first quarter of fiscal 2002. However, increased competitive pricing pressures and product mix resulted in a gross profit percentage decrease to 27.1% in the first quarter of 2003 from 27.7% for the same period a year ago. During the fourth quarter of fiscal 2002, the Company expanded its field sales force and product portfolio to promote long-term growth. As a result of the expansion of the field sales force, the Company incurred increased salaries and benefits costs in the first quarter of 2003 versus the first quarter of 2002. The Company believes that increased sales and gross profit from the new field sales representatives will be realized in the remainder of fiscal 2003 and beyond. The combination of the decrease in gross profit percentage and increase in operating expenses by $0.7 million resulted in a net loss of ($0.2) million in the first quarter of fiscal 2003 compared to net income of $0.2 million for the same period in fiscal 2002. The Company was in violation of the earnings before interest and taxes financial covenant contained in its amended revolving line of credit agreement for the quarter ended March 29, 2003. The Company received a waiver from its lender.

Material Changes in Results of Operations

Three Months Ended March 29, 2003 versus March 30, 2002

The following table represents selected financial information, expressed as a percentage of net sales:

	March 29, 2003	March 30, 2002
Net sales	100.0%	100.0%
Cost of products sold	72.9	72.3

Gross profit	27.1	27.7
Sales and marketing expenses	8.5	7.9
General and administrative expenses	19.2	18.7

Operating income (loss)	(0.6)%	1.1%

Net sales for the first quarter of fiscal 2003 were $33.6 million, an increase of 3.7% from $32.4 million in the same period a year ago. The Company’s sales growth occurred primarily in its public sector (i.e. corrections, schools, federal, state and local entities) offset by a decrease in the resellers market. This revenue growth was driven by a consistent application of multi-channeled marketing campaigns. The overall net sales growth was supported by the Company’s Internet-based revenue as more customers took advantage of the Company’s enhanced e-business channel. Internet-based revenue increased $0.8 million, or 24.2%, to $4.1 million in the first quarter of 2003 compared to $3.3 million for the same period a year ago.

Gross profit increased by $0.1 million, or 1.1%, to $9.1 million in the first quarter of fiscal 2003 from $9.0 million for the same period a year ago. The gross profit margin percentage decreased to 27.1% in the first quarter of fiscal 2003 from 27.7% in the first quarter of fiscal 2002. The decrease is primarily attributable to increased competitive pricing pressures in certain markets, aggressive pricing associated with gaining entry into competitively held new accounts, and product mix.

Sales and marketing expenses increased by $0.3 million, or 11.5%, to $2.9 million in the first quarter of fiscal 2003 from $2.6 million in the first quarter of fiscal 2002. Sales and marketing expenses as a percentage of net sales increased to 8.5% in the first quarter of fiscal 2003 from 7.9% in the same period a year ago. As a result of the expansion of the field sales force in the fourth quarter of 2002, the Company incurred increased salaries and benefits costs in the first quarter of 2003 compared to the first quarter of 2002, which was offset by the continued efforts to establish and implement more effective targeted marketing campaigns and by growth in our vendor co-operative advertising programs. The Company recorded approximately $0.3 million more in revenue from vendor cooperative advertising programs in the first quarter of fiscal 2003 versus the first quarter of fiscal year 2002.

General and administrative expenses increased by $0.3 million, or 4.9%, to $6.4 million in the first quarter of fiscal 2003 from $6.1 million in the same period a year ago. As a percentage of net sales, general and administrative expenses increased to 19.2% in the first quarter of fiscal 2003 from 18.7% for the same period a year ago. The increase from the prior year’s quarter was primarily related to increases in pension expense, professional service fees and insurance expense.

Interest expense for the first quarter of fiscal 2003 decreased to $43 thousand from $47 thousand for the same period a year ago. This decrease was primarily attributable to lower interest rates in the first quarter of fiscal 2003 on the Company’s borrowings under its revolving line of credit compared to higher rates in the first quarter of fiscal 2002 on the government settlement note.

The effective income tax rate was 36.0% for the first quarter of fiscal 2003 compared to the prior year’s first quarter effective income tax rate of 35.6%. The difference between the Company’s effective tax rate and the Federal statutory rate is due primarily to state income taxes.

Net loss was ($0.2) million, or ($0.05) per basic and diluted share for the first quarter of fiscal 2003, compared to net income of $0.2 million or $0.06 per basic and diluted share in the first quarter of fiscal 2002.

Liquidity and Capital Resources

On January 26, 2001, the Company entered into a collateralized bank financing agreement which provides up to a $15 million revolving credit facility (“credit facility”), due on January 26, 2004. Management believes the credit facility provides the Company with the latitude it needs to implement strategic initiatives as they arise. Due to the credit facility expiring in January 2004, the Company expects to re-finance the credit facility during fiscal 2003.

At December 28, 2002, the Company was in violation of the consolidated tangible net worth and earnings before interest and taxes (“EBIT”) financial covenants contained in its credit facility for the fourth quarter of fiscal 2002. On March 27, 2003, the Company and its lender amended certain financial covenants and conditions of the credit facility effective for the period ending December 28, 2002, including the consolidated tangible net worth and EBIT financial covenants. As of December 28, 2002, the Company was in compliance with the financial covenants, as amended.

The Company was in violation of the EBIT financial covenant contained in its amended credit facility for the quarter ended March 29, 2003. The Company received a waiver from its lender.

During the first quarter of fiscal 2002, the Company utilized its credit facility to pay off the government settlement note in full to take advantage of the low interest rate environment. The Company’s cash and cash equivalents at March 29, 2003 totaled $0.1 million in the form of a certificate of deposit. With the exception of the $0.1 million certificate of deposit, all amounts of cash and cash equivalents are required to be offset against outstanding borrowings on the credit facility. As of March 29, 2003 the Company had $3.8 million outstanding on its credit facility.

Net cash provided by operating activities was $1.4 million for the three months ended March 29, 2003 and resulted primarily from a net loss of ($0.2) million and the combination of non-cash charges of $0.9 million and a decrease in uses of operating items of working capital of $0.7 million. Non-cash charges consisted primarily of depreciation expense of $0.6 million and bad debt expense of $0.2 million. The decrease in working capital needs was primarily due to a $2.5 million increase in accounts payable and other liabilities, a $0.3 million decrease in inventory partially offset by an increase in accounts receivable by $1.6 million and an increase in other assets of $0.5 million. The increase in accounts payable and other liabilities was primarily due to timing of inventory receipts and payment of invoices. The increase in accounts receivable was due primarily to an increase in net sales of approximately $1.6 million in the month of March 2003 compared to the month of December 2002.

Net cash used in investing activities was $0.6 million for the three months ended March 29, 2003. The primary investment was a progress payment on a project to replace the existing communications infrastructure within the Company. The Company expects to invest nearly $1.5 million during the fiscal year ended December 27, 2003 in capital projects on communication and computer infrastructure systems and operating efficiency initiatives which will produce future benefits to the Company.

Net cash used in financing activities of $0.8 million for the three months ended March 29, 2003 is the aggregate of paying down borrowings on the Company’s credit facility and a reduction in a cash overdraft. Outstanding indebtedness was $0.5 million less at March 29, 2003 compared to December 28, 2002.

Cash Requirements

The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company’s operations for the foreseeable future.

The following table quantifies the Company’s future contractual cash obligations as of March 29, 2003 (in millions):

	Payments Due in Fiscal
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$—	$3.8	$—	$—	$—	$—	$3.8
Operating leases	1.4	1.2	0.4	0.3	0.2	1.2	4.7

	$1.4	$5.0	$0.4	$0.3	$0.2	$1.2	$8.5

Application of Critical Accounting Policies

The Company’s consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes the following are some of the more critical accounting policies that impact the Company’s financial statements:

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The results of operations of companies acquired in purchase business transactions are included in the accompanying consolidated financial statements from the dates of acquisition.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Subsequent actual outcomes could differ from those estimated and assumed. The more significant estimates and assumptions used by management in the preparation of the financial statements relate to the reserves established for uncollectible accounts receivable, obsolete and slow moving inventory and certain accrued liabilities.

Inventories – Inventories, consisting of products purchased for resale, are stated at the lower of average cost or market value. Market values are based on the net realizable value of the products.

Intangible Assets – Intangible assets consist of goodwill and are included in other assets, net of amortization. As a result of adopting SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is evaluated for impairment and written down, if appropriate, and intangible assets with estimated useful lives continue to be amortized.

Revenue Recognition – Sales are recorded upon shipment of products to customers. Revenue from freight charged to customers is recognized when products are shipped. Provisions for customer returns and allowances are recorded in the period the related sales are recorded.

Advertising – The cost of direct response catalog advertising is deferred and amortized over the period of expected revenues. Direct response catalog advertising consists primarily of catalog production expenses and related postage costs. Revenue from catalogs is earned over varying time periods, but the largest catalogs are generally effective for less than a year.

Income Taxes – The liability method is used to calculate deferred income taxes. Under this method, deferred income tax assets and liabilities are recognized on temporary differences between the financial statement and tax bases of assets and liabilities, using applicable tax rates, and on tax carryforwards.

Stock Based Compensation – The Company records stock option awards in accordance with the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” The Company estimates the fair value of stock option awards in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” and discloses the resulting estimated compensation effect on net income on a pro forma basis for all periods presented.

Fiscal Year – The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal year end 2003 ends on December 27, 2003. The 2002 fiscal year ended on December 28, 2002.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 requires quarterly disclosure of pro forma stock compensation information.

The above accounting pronouncements are effective for the Company’s financial statements for fiscal 2003. The Company does not expect the adoption of these statements to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

Item 3. Quantitative & Qualitative Disclosures About Market Risk

Interest Rate Risk

As described in the notes to the financial statements included in this Form 10-Q, the Company maintains a collateralized bank financing agreement, which provides up to a $15 million revolving line of credit through January 26, 2004. Interest is charged at the prime rate or, at the option of the Company, at the LIBOR rate plus a margin ranging from 0% to 2.75% depending on the financial leverage of the Company. In February 2002, the Company purchased a 30-month interest rate cap in the notional amount of $3.0 million with a cap rate of 4.0% to hedge against an increase in interest rates. At March 29, 2003 and December 28, 2002, the fair value of the Interest Rate Cap was $0. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2003, although there can be no assurances that interest rates will not significantly change.

Item 4. Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in rules 13a-4(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date (“Evaluation Date”) within 90 days prior to the filing of this quarterly report. Based on such evaluation, our CEO and CFO have each concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.25 2003 Corporate Bonus Plan

10.26 Amendment Agreement dated March 27, 2003 to the Loan and Security Agreement dated January 26, 2001, between the Company and Fleet Capital Corporation

99.1 Certification Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(b) Reports on Form 8-K

During the quarter for which this report is filed, the Company did not file a Form 8-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE MEDICAL CORP. (Registrant)		By:	/s/ JOHN M. ZINZARELLA

By:	/s/ LINDA M. AUTORE
Linda M. Autore, President and Chief Executive Officer May 12, 2003		John M. Zinzarella, Vice President of Finance, Treasurer and Chief Financial Officer May 12, 2003

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

By:	/s/ JOHN M. ZINZARELLA
John M. Zinzarella, Vice President of Finance, Treasurer and Chief Financial Officer