Form 10-Q
period 2003-06-28
MOORE MEDICAL CORP
filed 2003-08-12
CIK 74691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

860-826-3600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.01 Par Value) Rights to Purchase Series I Junior Preferred Stock	American Stock Exchange American Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓   No

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes          No   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at July 26, 2003
Common stock, $0.01 par value	3,189,784

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

The words “believe,” “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “objective,” “seek,” “strive,” “might,” “likely result,” “build,” “grow,” “plan,” “goal,” “expand,” “position,” or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements.

For a description of the factors that could cause the actual results of the Company to be materially different from those projected, please review the Company’s SEC reports that detail these risks and uncertainties and the section captioned “Forward Looking Information” contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002. Any forward looking statements should be considered in light of these factors. The Company is not under any obligation, and expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

MOORE MEDICAL CORP. & SUBSIDIARY

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Balance Sheets

(Amounts in thousands, except par value)	June 28, 2003	December 28, 2002
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$100	$100
Accounts receivable, less allowances of $1,743 and $1,249, respectively	19,680	17,187
Inventories	11,344	11,230
Prepaid expenses and other current assets	1,027	1,216
Deferred income taxes	1,871	1,871

Total Current Assets	34,022	31,604

Noncurrent Assets
Property, plant and equipment, net	6,155	6,254
Other assets	1,936	2,137

Total Noncurrent Assets	8,091	8,391

	$42,113	$39,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,078	$5,794
Amounts due to customers	1,905	2,342
Accrued expenses	1,590	1,723
Cash overdraft	1,267	1,632
Current portion of long-term debt	3,560	—

Total Current Liabilities	18,400	11,491

Deferred Income Taxes	855	855
Accrued Pension	465	233
Long Term Debt	—	4,281
Shareholders’ Equity
Preferred stock, no shares outstanding	—	—
Common stock—$.01 par value;
Shares authorized – 10,000
Shares issued – 3,246 in 2003 and 2002	32	32
Additional paid-in capital	21,522	21,513
Note receivable	(326)	(316)
Accumulated other comprehensive loss	(1,095)	(1,095)
Retained earnings	2,760	3,501

	22,893	23,635
Less treasury shares, at cost, 56 shares in 2003 and 2002.	(500)	(500)

Total Shareholders’ Equity	22,393	23,135

	$42,113	$39,995

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Operations For The Three Months Ended

(Unaudited)

(Amounts in thousands, except per share data)	June 28, 2003	June 29, 2002
Net sales	$35,911	$33,441
Cost of products sold	26,026	24,267

Gross profit	9,885	9,174
Sales and marketing expenses	3,608	2,703
General and administrative expenses	7,136	5,991

Operating (loss) income	(859)	480
Interest expense, net	43	40

(Loss) income before income taxes	(902)	440
Income tax (benefit) provision	(325)	159

Net (loss) income	$(577)	$281

Basic net (loss) income per share	$(0.18)	$0.09

Diluted net (loss) income per share	$(0.18)	$0.09

Basic common shares outstanding*	3,190	3,156

Diluted common shares outstanding*	3,190	3,181

*	weighted average

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Operations For The Six Months Ended

(Unaudited)

(Amounts in thousands, except per share data)	June 28, 2003	June 29, 2002
Net sales	$69,524	$65,878
Cost of products sold	50,545	47,708

Gross profit	18,979	18,170
Sales and marketing expenses	6,478	5,269
General and administrative expenses	13,573	12,071

Operating (loss) income	(1,072)	830
Interest expense, net	86	87

(Loss) income before income taxes	(1,158)	743
Income tax (benefit) provision	(417)	267

Net (loss) income	$(741)	$476

Basic net (loss) income per share	$(0.23)	$0.15

Diluted net (loss) income per share	$(0.23)	$0.15

Basic common shares outstanding*	3,190	3,155

Diluted common shares outstanding*	3,190	3,179

*	weighted average

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Cash Flows For The Six Months Ended

(Unaudited)

(Amounts in thousands)	June 28, 2003	June 29, 2002
Cash Flows From Operating Activities
Net (loss) income	$(741)	$476
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation	1,269	1,506
Provision for bad debt	806	460
Loss on disposal of equipment	74	—
Changes in operating assets and liabilities:
Accounts receivable	(3,299)	(683)
Inventories	(114)	667
Other assets	390	(630)
Accounts payable	4,284	(523)
Other liabilities	(338)	185

Net cash flows provided by operating activities	2,331	1,458

Cash Flows From Investing Activities
Acquisition of property, plant and equipment	(1,245)	(456)

Net cash flows used in investing activities	(1,245)	(456)

Cash Flows From Financing Activities
Net (repayments) borrowings on revolving line of credit	(721)	2,765
Sale of treasury stock	—	16
Reduction of cash overdraft	(365)	—
Repayments of long-term debt	—	(4,618)

Net cash flows used in financing activities	(1,086)	(1,837)

Change in cash	—	(835)
Cash at the beginning of period	100	835

Cash At End Of Period	$100	$—

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Notes To Consolidated Financial Statements

(Unaudited)

Note 1.    Business and Basis of Presentation

The Company

Moore Medical Corp. (“Moore Medical,” the “Company,” “we” or “us”) is an Internet-enabled, multi-channel marketer and distributor of medical, surgical and pharmaceutical products to approximately 100,000 health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. Moore Medical also serves the medical/surgical supply needs of 29 customer community affiliates. We market to and serve our customers through direct mail, industry-specialized telephone support staff, field sales representatives, and the Internet. Our direct marketing and distribution business has been in operation for 55 years. The Company operates principally from three distribution facilities located in the United States.

Basis of Presentation

Moore Medical has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim period have been made. The results for the three and six months ended June 28, 2003 do not necessarily indicate the results to be expected for the fiscal year ended December 27, 2003 or any other future period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s 2002 Annual Report filed on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Pursuant to SFAS 123, the Company elected to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was included in the determination of net income (loss) for the three and six months ended June 28, 2003 and June 29, 2002. See Note 5 for the impact on net income (loss) for the periods presented had the Company recorded stock-based compensation in the determination of net income (loss).

Note 2 – Business Combination

In July 2002, the Company completed its purchase of the remaining 49% interest it did not previously own in Podiatry Online, an online information site and electronic newsletter. The purchase of Podiatry Online created a sales channel to serve podiatrists nationwide. The total purchase price of $750,000 was made with cash in the amount of $500,000 and 33,566 shares of the Company’s common stock with an aggregate value of $250,000. The acquisition was recorded as a purchase transaction, with $750,000 recorded as goodwill.

Note 3.    Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 changes the accounting for goodwill and intangible assets whereby such assets are no longer amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. Intangible assets with estimated useful lives continue to be amortized. SFAS 142 required an initial evaluation of goodwill impairment upon adoption. The initial evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company’s goodwill. An annual evaluation is performed to test for goodwill impairment by applying a fair value based test. The Company recorded no impairment losses during the three and six months ended June 28, 2003 and during fiscal 2002.

Included in other noncurrent assets are goodwill balances of $1.7 million at June 28, 2003 and December 28, 2002, which represent the excess of the purchase price paid over the fair value of the net assets acquired in the acquisitions of Podiatry Online and MERGInet Medical Resources.

Note 4.    Long-Term Debt

On January 26, 2001, the Company entered into a collateralized bank financing agreement, which provides up to a $15 million revolving line of credit due on January 26, 2004. Interest is charged at the prime rate or, at the option of the Company, at the LIBOR rate plus a margin ranging from 0% to 2.75% depending on the financial leverage of the Company. The Company pays a commitment fee ranging from 0.25% to 0.35% per annum on the unused line of credit. With the exception of a $0.1 million certificate of deposit, all amounts of cash and cash equivalents are required to be offset against outstanding borrowings on the collateralized revolving credit facility.

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

At December 28, 2002, the Company was in violation of the consolidated tangible net worth and earnings before interest and taxes (“EBIT”) financial covenants contained in its revolving line of credit agreement for the fourth quarter of fiscal 2002. On March 27, 2003, the Company and its lender amended certain financial covenants and conditions of the revolving line of credit agreement effective for the period ended December 28, 2002, including the consolidated tangible net worth and EBIT financial covenants. As of December 28, 2002, the Company was in compliance with the financial covenants, as amended.

The Company was in violation of the EBIT financial covenant contained in its amended revolving line of credit agreement for the quarter ended June 28, 2003. The Company received a waiver from its lender.

Note 5.    Earnings Per Share

Earnings per share (“EPS”) amounts are calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is based on the weighted average number of shares of common stock outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the three and six months ended June 28, 2003 and June 29, 2002 respectively, follows (in thousands):

	Three Months Ended
	June 28, 2003	June 29, 2002
Basic EPS	3,190	3,156
Effect of assumed conversion of employee stock options	—	25

Diluted EPS	3,190	3,181

	Six Months Ended
	June 28, 2003	June 29, 2002
Basic EPS	3,190	3,155
Effect of assumed conversion of employee stock options	—	24

Diluted EPS	3,190	3,179

Employee stock options to purchase approximately 215,000 and 225,000 shares of common stock were outstanding during the three and six months ended June 28, 2003, respectively, and approximately 100,000 and 110,000 were outstanding during the three and six months ended June 29, 2002, respectively. Such stock options could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

Had compensation cost for the stock option plans been recognized based on the fair value at the grant dates for awards under those plans, consistent with the provisions of SFAS No. 123, net income (loss) and basic and diluted earnings (loss) per share would have been as indicated in the table below.

	Three Months Ended
(in thousands, except per share amounts)	June 28, 2003	June 29, 2002
Net (loss) income:
As reported	$(577)	$281
Impact of stock-based compensation expense	(23)	(35)

Pro forma	$(600)	$246

Basic and diluted (loss) earnings per share:
As reported	$(0.18)	$0.09
Pro forma	$(0.19)	$0.08

	Six Months Ended
(In thousands, except per share amounts)	June 28, 2003	June 29, 2002
Net income (loss):
As reported	$(741)	$476
Impact of stock-based compensation expense	(47)	(72)

Pro forma	$(788)	$404

Basic and diluted earnings (loss) per share:
As reported	$(0.23)	$0.15
Pro forma	$(0.25)	$0.13

Note 6.    Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The Company does not expect the adoption of these statements to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

Note 7.    Subsequent Event

On July 31, 2003, the Company received an unfavorable court judgment related to a plaintiff’s attorney’s fees from a lawsuit filed by the estate of a former employee, related to employee benefits administration in 1993. It is probable that the Company will incur a loss in the range of $217,000—$250,000. The Company recorded $217,000 of general and administrative expense in the three months ended June 28, 2003 related to this judgment.

MOORE MEDICAL CORP. & SUBSIDIARY

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reclassifications – Certain fiscal 2002 amounts have been reclassified to conform to the current periods presented.

Overview

Moore Medical is an Internet-enabled, multi-channel marketer and distributor of medical, surgical and pharmaceutical products to approximately 100,000 health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. Moore Medical also serves the medical/surgical supply needs of 29 customer community affiliates. We market to and serve our customers through direct mail, industry-specialized telephone support staff, field sales representatives, and the Internet. Our direct marketing and distribution business has been in operation for 55 years. The Company operates principally from three distribution facilities located in the United States.

Towards the end of the second quarter ended June 28, 2003, the Company began to experience the benefit of its expanded field sales force and expanded product portfolio, which were initiated in the fourth quarter of fiscal 2002 and continued through the first and second quarters of fiscal 2003. Net sales increased by 7.5% as compared to the second quarter of fiscal 2002 and increased by 6.8% as compared to the first quarter in fiscal 2003. The Company believes that sales and gross profit will continue to increase from the new field sales representatives for the remainder of fiscal 2003.

As a result of the expanded field sales force and additions to sales and marketing management to support the Company’s multi-channel marketing and distribution, sales and marketing expenses increased by 33.4% to $3.6 million and 22.9% to $6.5 million for the three and six months ended June 28, 2003, respectively, compared to the same periods a year ago.

Increases in general and administrative expenses for the three and six months ended June 28, 2003, were primarily related to increases in pension expense, professional service fees, bad debt expense and insurance expense. In addition, the Company was negatively impacted by a $0.2 million court judgment related to a plaintiff’s attorney’s fees from an employee benefits administration lawsuit in 1993.

The combination of sales levels falling short of expectations and increases in operating expenses to support the Company’s strategic infrastructure resulted in a net loss of ($0.6) million and ($0.7) million for the three and six months ended June 28, 2003.

The Company was in violation of the earnings before interest and taxes financial covenant contained in its amended revolving line of credit agreement for the quarter ended June 28, 2003, but the Company received a waiver from its lender.

Material Changes in Results of Operations

Three and Six Months Ended June 28, 2003 versus June 29, 2002

The following table represents selected financial information, expressed as a percentage of net sales:

	Three months ended		Six months ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.5	72.6	72.7	72.4

Gross profit	27.5	27.4	27.3	27.6
Sales and marketing expenses	10.0	8.1	9.3	8.0
General and administrative expenses	19.9	17.9	19.5	18.3

Operating income (loss)	(2.4%)	1.4%	(1.5%)	1.3%

Net sales for the three months ended June 28, 2003 were $ 35.9 million, an increase of 7.5% from $33.4 million in the same period a year ago. For the six months ended June 28, 2003, net sales were $69.5 million, an increase of 5.5% from $65.9 million in the same period a year ago. The Company’s sales growth in both periods occurred primarily in its public sector (i.e., corrections, schools, federal, state and local government markets) and physicians markets, offset by decreases in the occupational health and resellers markets. This revenue growth was driven by a consistent application of multi-channeled marketing campaigns combined with the benefits from the expanded field sales force and product portfolio offerings, which were introduced in the fourth quarter of fiscal 2002 and continued through the first and second quarters of fiscal 2003. Internet-based revenue increased 26.5% to $4.3 million and 25.4% to $8.4 million for the three and six months ended June 28, 2003, respectively, compared to $3.4 million and $6.7 million, respectively, for the same periods a year ago, as more customers took advantage of the Company’s enhanced e-business channel.

Gross margins increased to 27.5% and decreased to 27.3% for the three and six months ended June 28, 2003, respectively, as compared to 27.4% and 27.6% for the three and six months ended June 29, 2002, respectively. The decrease for the six months ended June 28, 2003 compared to the same period a year ago is primarily attributable to increased competitive pricing pressures in certain markets, aggressive pricing associated with gaining entry into competitively held new accounts, and product mix.

Sales and marketing expenses increased by 33.3% to $3.6 million and 22.6% to $6.5 million for the three and six months ended June 28, 2003, respectively, compared with $2.7 million and $5.3 million for the same periods a year ago. Sales and marketing expenses as a percentage of net sales increased to 10.0% and 9.3% for the three and six months ended June 28, 2003, respectively, as compared to 8.1% and 8.0% for the three and six months ended June 29, 2002, respectively. The quarterly and year to date increases are attributable to increased sales and marketing salaries and benefits expenses to support the Company’s multi-channel marketing and distribution, and a result of the expansion of the field sales force in the fourth quarter of 2002, which continued through the first and second quarters of fiscal 2003.

General and administrative expenses increased by 18.3% to $7.1 million and 12.4% to $13.6 million for the three and six months ended June 28, 2003, respectively, compared to $6.0 million and $12.1 million for the same periods a year ago. As a percentage of net sales, general and administrative expenses increased to 19.9% and 19.5% for the three and six months ended June 28, 2003, respectively, as compared to 17.9% and 18.3% for the three and six months ended June 29, 2002, respectively. The increases from the prior year’s periods were primarily related to increases in pension expense, professional services fees, insurance expense, and bad debt expense. During the first two quarters of fiscal 2003, the Company experienced difficulties in its collection of accounts receivable efforts, particularly in smaller dollar volume customer accounts, which contributed to the increase in bad debt expense. In addition, the Company recorded $217,000 of legal expense in the three months ended June 28, 2003 related to a lawsuit. On July 31, 2003, the Company received an unfavorable court judgment related to a plaintiff’s attorney’s fees from a lawsuit filed by the estate of a former employee, related to employee benefits administration in 1993. It is probable that the Company will incur a loss in the range of $217,000—$250,000.

Interest expense for the three and six months ended June 28, 2003 increased to $43,000 and decreased to $86,000, respectively, from $40,000 and $87,000, respectively, in the same periods a year ago. This increase and decrease were attributable to the principal amount of borrowings under the Company’s revolving line of credit, with interest rates remaining consistent during both periods.

The Company’s effective income tax rate was 36.0% for the three and six months ended June 28, 2003 compared to the effective income tax rates of 36.1% and 35.9%, respectively, for the three and six months ended June 29, 2002. The difference between the Company’s effective tax rate and the federal statutory rate is due primarily to state income taxes.

Net loss was ($0.6) million, or ($0.18) per basic and diluted share, and ($0.7) million, or ($0.23) per basic and diluted share for the three and six months ended June 28, 2003, respectively, compared to net income of $0.3 million, or $0.09 per basic and diluted share, and $0.5 million, or $0.15 per basic and diluted share, respectively, for the three and six months ended June 29, 2002.

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

At December 28, 2002, the Company was in violation of the consolidated tangible net worth and earnings before interest and taxes (“EBIT”) financial covenants contained in its credit facility for the fourth quarter of fiscal 2002. On March 27, 2003, the Company and its lender amended certain financial covenants and conditions of the credit facility effective for the period ended December 28, 2002, including the consolidated tangible net worth and EBIT financial covenants. As of December 28, 2002, the Company was in compliance with the financial covenants, as amended.

The Company was in violation of the EBIT financial covenant contained in its amended credit facility for the quarter ended June 28, 2003, but the Company received a waiver from its lender.

The Company’s cash and cash equivalents at June 28, 2003 totaled $0.1 million in the form of a certificate of deposit. With the exception of the $0.1 million certificate of deposit, all amounts of cash and cash equivalents are required to be offset against outstanding borrowings on the credit facility. As of June 28, 2003, the Company had $3.6 million outstanding on its credit facility.

Net cash provided by operating activities was $2.3 million for the six months ended June 28, 2003 and resulted primarily from a net loss of ($0.7) million and the combination of non-cash charges of $2.1 million and a decrease in uses of operating items of working capital of $0.9 million. Non-cash charges consisted primarily of depreciation expense of $1.3 million and bad debt expense of $0.8 million. The decrease in working capital needs was primarily due to a $3.9 million increase in accounts payable and other liabilities, a $0.4 million decrease in other assets, partially offset by an increase in accounts receivable by $3.3 million and an increase in inventory of $0.1 million. The increase in accounts payable and other liabilities was primarily due to timing of inventory receipts and payment of invoices. The increase in accounts receivable was due primarily to an increase in net sales of approximately $2.7 million in the last half of the second quarter of fiscal 2003 compared to the last half of the fourth quarter of fiscal 2002, combined with customers paying the Company more slowly in fiscal 2003 than in fiscal 2002.

Net cash used in investing activities was $1.2 million for the six months ended June 28, 2003. The primary investment was progress payments made on a project to replace the existing communications infrastructure within the Company. The Company expects to invest nearly $2.0 million during the fiscal year ended December 27, 2003 in capital projects on communication and computer infrastructure systems and operating efficiency initiatives which are expected to produce future benefits to the Company.

Net cash used in financing activities of $1.1 million for the six months ended June 28, 2003 is the aggregate of paying down borrowings on the Company’s credit facility and a reduction in a cash overdraft.

Cash Requirements

The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company’s operations for the foreseeable future.

The following table quantifies the Company’s future contractual cash obligations as of June 28, 2003 (in millions):

	Payments Due in Fiscal
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$—	$3.6	$—	$—	$—	$—	$3.6
Operating leases	0.7	1.2	0.4	0.3	0.2	1.2	4.0

	$0.7	$4.8	$0.4	$0.3	$0.2	$1.2	$7.6

Application of Critical Accounting Policies

The Company’s consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes the following are some of the more critical accounting policies that impact the Company’s financial statements:

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The results of operations of companies acquired in purchase business transactions are included in the accompanying consolidated financial statements from the dates of acquisition.

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

Intangible Assets—Intangible assets consist of goodwill and are included in other assets, net of amortization. As a result of adopting SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is evaluated for impairment and written down, if appropriate, and intangible assets with estimated useful lives continue to be amortized.

Revenue Recognition—Sales are recorded upon shipment of products to customers. Revenue from freight charged to customers is recognized when products are shipped. Provisions for customer returns and allowances are recorded in the period the related sales are recorded.

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

Stock-Based Compensation—The Company records stock option awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company estimates the fair value of stock option awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and discloses the resulting estimated compensation effect on net income on a pro forma basis for all periods presented.

Fiscal Year—The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal year end 2003 ends on December 27, 2003. The 2002 fiscal year ended on December 28, 2002.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The Company does not expect the adoption of these statements to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

Item 3.    Quantitative & Qualitative Disclosures About Market Risk

Interest Rate Risk

As described in the notes to the financial statements included in this Form 10-Q, the Company maintains a collateralized bank financing agreement, which provides up to a $15 million revolving line of credit through January 26, 2004. Interest is charged at the prime rate or, at the option of the Company, at the LIBOR rate plus a margin ranging from 0% to 2.75% depending on the financial leverage of the Company. In February 2002, the Company purchased a 30-month interest rate cap in the notional amount of $3.0 million with a cap rate of 4.0% to hedge against an increase in interest rates. At June 28, 2003 and December 28, 2002, the fair value of the interest rate cap was $0. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2003, although there can be no assurances that interest rates will not significantly change.

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

Part II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	The 2003 Annual Meeting of Shareholders of the Company was held on May 22, 2003.

(b)	The following directors, constituting the entire Board of Directors, were elected at the Annual Meeting of Shareholders held on May 22, 2003.

Name of Nominee	For	Withheld
Linda M. Autore	2,423,497	231,487
Christopher Brody	2,454,997	199,987
Peter A. Derow	2,454,997	199,987
Steven Kotler	2,453,694	201,290
Robert H. Steele	2,453,697	201,287
Wlimer J. Thomas, Jr.	2,453,697	201,287
Dan K. Wassong	2,454,997	199,987

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

During the quarter ended June 28, 2003, the Company filed the following Current Reports on Form 8-K:

The Company filed a Form 8-K on April 28, 2003, as a result of the Company issuing a press release reporting financial results for the quarter ended March 29, 2003, which was included as an exhibit to the Form 8-K.

The Company filed a Form 8-K on July 17, 2003, to report a change in the Company’s certifying public accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE MEDICAL CORP.

(REGISTRANT)

By:	/s/ LINDA M. AUTORE	By:	/s/ JOHN M. ZINZARELLA
	Linda M. Autore, President and Chief Executive Officer August 12, 2003		John M. Zinzarella, Vice President of Finance, Treasurer and Chief Financial Officer August 12, 2003