Form 10-Q
period 2003-09-27
MOORE MEDICAL CORP
filed 2003-11-12
CIK 74691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at October 25, 2003
Common stock, $0.01 par value	3,189,784

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

MOORE MEDICAL CORP. & SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Balance Sheets

(Amounts in thousands, except par value)	September 27, 2003	December 28, 2002
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$101	$100
Accounts receivable, less allowances of $1,974 and $1,249, respectively	20,462	17,187
Inventories	12,004	11,230
Prepaid expenses and other current assets	1,249	1,216
Deferred income taxes	1,871	1,871

Total Current Assets	35,687	31,604

Noncurrent Assets
Property, plant and equipment, net	5,986	6,254
Other assets	1,957	2,137

Total Noncurrent Assets	7,943	8,391

	$43,630	$39,995

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$11,054	$5,794
Amounts due to customers	1,857	2,342
Accrued expenses	1,620	1,723
Cash overdraft	1,281	1,632

Total Current Liabilities	15,812	11,491

Deferred Income Taxes	855	855
Accrued Pension	490	233
Long Term Debt	3,596	4,281

Shareholders’ Equity
Preferred stock, no shares outstanding	—	—
Common stock - $.01 par value; Shares authorized – 10,000; Shares issued – 3,246 in 2003 and 2002	32	32
Additional paid-in capital	21,527	21,513
Note receivable	(331)	(316)
Accumulated other comprehensive loss	(1,095)	(1,095)
Retained earnings	3,244	3,501

	23,377	23,635
Less treasury shares, at cost, 56 shares in 2003 and 2002.	(500)	(500)

Total Shareholders’ Equity	22,877	23,135

	$43,630	$39,995

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Operations For The Three Months Ended

(Unaudited)

(Amounts in thousands, except per share data)	September 27, 2003	September 28, 2002
Net sales	$38,102	$37,032
Cost of products sold	27,878	26,777

Gross profit	10,224	10,255
Sales and marketing expenses	2,680	2,699
General and administrative expenses	6,750	6,437

Operating income	794	1,119
Interest expense, net	38	113

Income before income taxes	756	1,006
Income tax provision	272	363

Net income	$484	$643

Basic net income per share	$0.15	$0.20

Diluted net income per share	$0.15	$0.20

Basic common shares outstanding*	3,190	3,173

Diluted common shares outstanding*	3,191	3,177

*	weighted average

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Operations For The Nine Months Ended

(Unaudited)

(Amounts in thousands, except per share data)	September 27, 2003	September 28, 2002
Net sales	$107,626	$102,909
Cost of products sold	78,423	74,484

Gross profit	29,203	28,425
Sales and marketing expenses	9,158	7,968
General and administrative expenses	20,323	18,508

Operating (loss) income	(278)	1,949
Interest expense, net	124	201

(Loss) income before income taxes	(402)	1,748
Income tax (benefit) provision	(145)	629

Net (loss) income	$(257)	$1,119

Basic net (loss) income per share	$(0.08)	$0.35

Diluted net (loss) income per share	$(0.08)	$0.35

Basic common shares outstanding*	3,190	3,161

Diluted common shares outstanding*	3,190	3 179

*	weighted average

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Cash Flows For The Nine Months Ended

(Unaudited)

(Amounts in thousands)	September 27, 2003	September 28, 2002
Cash Flows From Operating Activities
Net (loss) income	$(257)	$1,119
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation	1,976	2,294
Provision for bad debt	1,167	667
Loss on disposal of equipment	117	55
Changes in operating assets and liabilities:
Accounts receivable	(4,442)	(3,355)
Inventories	(774)	(796)
Other assets	147	489
Accounts payable	5,260	1,070
Other liabilities	(331)	(20)

Net cash flows provided by operating activities	2,863	1,523

Cash Flows From Investing Activities
Acquisition of property, plant and equipment	(1,826)	(642)

Net cash flows used in investing activities	(1,826)	(642)

Cash Flows From Financing Activities
Net (repayments) borrowings on revolving line of credit	(685)	3,443
Sale of treasury stock	—	17
Reduction of cash overdraft	(351)	—
Repayments of long-term debt	—	(5,076)

Net cash flows used in financing activities	(1,036)	(1,616)

Change in cash	1	(735)
Cash at the beginning of period	100	835

Cash At End Of Period	$101	$100

The accompanying notes are an integral part of the consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Notes To Consolidated Financial Statements

(Unaudited)

Note 1. Business and Basis of Presentation

The Company

Moore Medical Corp. (“Moore Medical,” the “Company,” “we” or “us”) is an Internet-enabled, multi-channel marketer and distributor of medical, surgical and pharmaceutical products to approximately 100,000 health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. Moore Medical also serves the medical/surgical supply needs of 30 customer community affiliates. We market to and serve our customers through direct mail, industry-specialized telephone support staff, field sales representatives, and the Internet. Our direct marketing and distribution business has been in operation for 55 years. The Company operates principally from three distribution facilities located in the United States.

Basis of Presentation

Moore Medical has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim period have been made. The results for the three and nine months ended September 27, 2003 do not necessarily indicate the results to be expected for the fiscal year ended December 27, 2003 or any other future period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s 2002 Annual Report filed on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Pursuant to SFAS 123, the Company elected to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was included in the determination of net income (loss) for the three and nine months ended September 27, 2003 and September 28, 2002. See Note 6 for the impact on net income (loss) for the periods presented had the Company recorded stock-based compensation in the determination of net income (loss).

Note 2. Business Combination

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

Note 3. Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 changes the accounting for goodwill and intangible assets whereby such assets are no longer amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. Intangible assets with estimated useful lives continue to be amortized. SFAS 142 required an initial evaluation of goodwill impairment upon adoption. The initial evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company’s goodwill. An annual evaluation is performed to test for goodwill impairment by applying a fair value based test. The Company recorded no impairment losses during the three and nine months ended September 27, 2003 and during fiscal 2002.

Included in other noncurrent assets are goodwill balances of $1.7 million at September 27, 2003 and December 28, 2002, which represent the excess of the purchase price paid over the fair value of the net assets acquired in the acquisitions of Podiatry Online and MERGInet Medical Resources.

Note 4. Long-Term Debt

On January 26, 2001, the Company entered into a collateralized bank financing agreement which provided up to a $15 million revolving line of credit (“loan agreement”) expiring on January 26, 2004. On November 6, 2003, the Company amended its $15 million loan agreement and extended the maturity date to June 30, 2006. Interest is charged at the prime rate, plus or minus 25 basis points or, at the option of the Company, at the LIBOR rate plus a margin ranging from 1.5% to 2.0% depending on the financial leverage of the Company. The Company pays a commitment fee ranging from 0.20% to 0.30% per annum on the unused line of credit. With the exception of a $0.1 million certificate of deposit, all amounts of cash and cash equivalents are required to be offset against outstanding borrowings on the loan agreement.

In consideration for the loan agreement, the Company has collateralized all of the Company’s assets (current and future existence) over the term of the loan agreement. Pursuant to the loan agreement, the Company covenants that as long as it has any obligations or commitments to the lender, the Company will be subject to financial covenants involving consolidated tangible net worth, minimum earnings requirements and a leverage ratio calculation. These covenant targets fluctuate over the course of the term of the loan agreement.

At December 28, 2002, the Company was in violation of the consolidated tangible net worth and earnings before interest and taxes (“EBIT”) financial covenants contained in its loan agreement for the fourth quarter of fiscal 2002. On March 27, 2003, the Company and its lender amended certain financial covenants and conditions of the loan agreement effective for the period ended December 28, 2002, including the consolidated tangible net worth and EBIT financial covenants. As of December 28, 2002, the Company was in compliance with the financial covenants, as amended. In addition, the Company was in violation of the EBIT financial covenant contained in its amended loan agreement for the quarters ended March 29, 2003 and June 28, 2003. The Company received a waiver from its lender for the covenant violation at March 29, 2003. For the covenant violation at June 28, 2003, the Company and its lender amended certain financial covenants effective for the quarter ended June 28, 2003. As of June 28, 2003, the Company was in compliance with the EBIT financial covenant, as amended. The Company was in compliance with all financial covenants for the quarter ended September 27, 2003.

Note 5. Litigation

On July 31, 2003, the Company received an unfavorable court judgment requiring the Company to pay the legal fees of the plaintiff in a lawsuit filed against the Company by the estate of a former employee. The lawsuit related to employee benefits administration in 1993. The Company has recorded $245,000 of general and administrative expense in the nine months ended September 27, 2003 related to this judgment.

Note 6. Earnings Per Share

Earnings per share (“EPS”) amounts are calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is based on the weighted average number of shares of common stock outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the three and nine months ended September 27, 2003 and September 28, 2002 respectively, follows (in thousands):

	Three Months Ended
	September 27, 2003	September 28, 2002
Basic EPS	3,190	3,173

Effect of assumed conversion of employee stock options	1	4

Diluted EPS	3,191	3,177

	Nine Months Ended
	September 27, 2003	September 28, 2002
Basic EPS	3,190	3,161

Effect of assumed conversion of employee stock options	—	18

Diluted EPS	3,190	3,179

Employee stock options to purchase approximately 217,000 shares of common stock were outstanding during the nine months ended September 27, 2003. Such stock options could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

Had compensation cost for the stock option plans been recognized based on the fair value at the grant dates for awards under those plans, consistent with the provisions of SFAS No. 123, net income (loss) and basic and diluted earnings (loss) per share would have been as indicated in the table below.

	Three Months Ended
(in thousands, except per share amounts)	September 27, 2003	September 28, 2002
Net income:

As reported	$484	$643
Impact of stock-based compensation expense	(22)	(33)

Pro forma	$462	$610

Basic and diluted earnings per share:

As reported	$0.15	$0.20
Pro forma	$0.14	$0.19

	Nine Months Ended
(In thousands, except per share amounts)	September 27, 2003	September 28, 2002
Net (loss) income:

As reported	$(257)	$1,119
Impact of stock-based compensation expense	(73)	(105)

Pro forma	$(330)	$1,014

Basic and diluted (loss) earnings per share:

As reported	$(0.08)	$0.35
Pro forma	$(0.10)	$0.32

Note 7. Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after September 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

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

Overview

Moore Medical is an Internet-enabled, multi-channel marketer and distributor of medical, surgical and pharmaceutical products to approximately 100,000 health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. Moore Medical also serves the medical/surgical supply needs of 30 customer community affiliates. We market to and serve our customers through direct mail, industry-specialized telephone support staff, field sales representatives, and the Internet. Our direct marketing and distribution business has been in operation for 55 years. The Company operates principally from three distribution facilities located in the United States.

The Company achieved net sales of $38.1 million for the third quarter ended September 27, 2003, an increase of 3.0% over the prior year’s quarter. In the aggregate, sales growth fell short of the Company’s expectations for the quarter; however, the Company realized sales growth over the prior year’s quarter in several of its specialty markets that were the focus of investments in prior quarters. While the Company has experienced an increase in net sales in this quarter and on a year-to-date basis compared to the same periods a year ago, pricing pressures and product mix have negatively impacted the Company’s gross margin percentage in fiscal 2003 compared to fiscal 2002.

As a result of an expanded specialized field sales force and additions to sales and marketing management to support the Company’s multi-channel marketing and distribution, sales and marketing expenses increased by approximately 15% for the nine months ended September 27, 2003, compared to the same period a year ago.

Increases in general and administrative expenses for the three and nine months ended September 27, 2003, were primarily related to increases in bad debt expense, professional service fees, pension expense and insurance expense.

The Company recorded net income of $0.5 million, or $0.15 per basic and diluted share, for the three months ended September 27, 2003 as a result of net sales growth which offset increases in general and administrative expenses. For the nine months ended September 27, 2003, lower than expected sales growth did not generate sufficient gross profit to offset the Company’s sales infrastructure investment and higher operating costs, which resulted in a net loss of $(0.3) million, or $(0.08) per basic and diluted share.

Results of Operations

Three and Nine Months Ended September 27, 2003 versus September 28, 2002

The following table represents selected financial information, expressed as a percentage of net sales:

	Three months ended		Nine months ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.2	72.3	72.9	72.4

Gross profit	26.8	27.7	27.1	27.6
Sales and marketing expenses	7.0	7.3	8.5	7.7
General and administrative expenses	17.7	17.4	18.9	18.0

Operating income (loss)	2.1%	3.0%	(0.03%)	1.9%

Net sales for the three months ended September 27, 2003 were $ 38.1 million, an increase of 3.0% from $37.0 million in the same period a year ago. For the nine months ended September 27, 2003, net sales were $107.6 million, an increase of 4.6% from $102.9 million in the same period a year ago. The Company’s sales growth in both periods occurred primarily in its public sector (i.e., corrections, schools, federal, state and local government), podiatry and physicians’ specialty markets, and was offset by decreases in the occupational health and resellers’ specialty markets. Internet-based revenue increased 24.3% to $4.6 million and 23.8% to $13.0 million for the three and nine months ended September 27, 2003, respectively, compared to $3.7 million and $10.5 million, respectively, for the same periods a year ago, as more orders were placed on the Company’s enhanced e-business channel.

Gross margins decreased to 26.8% and 27.1% for the three and nine months ended September 27, 2003, respectively, as compared to 27.7% and 27.6% for the three and nine months ended September 28, 2002, respectively. The decreases for the three and nine months ended September 27, 2003 compared to the same periods a year ago were primarily attributable to increased competitive pricing pressures in certain markets, aggressive pricing associated with gaining entry into competitively held new accounts, and product mix.

Sales and marketing expenses remained constant at $2.7 million and increased by 15.0% to $9.2 million for the three and nine months ended September 27, 2003, respectively, compared with $2.7 million and $8.0 million for the same periods a year ago. Sales and marketing expenses as a percentage of net sales decreased to 7.0% and increased to 8.5% for the three and nine months ended September 27, 2003, respectively, as compared to 7.3% and 7.7% for the three and nine months ended September 28, 2002, respectively. Contributing to sales and marketing expenses remaining constant at $2.7 million for the three months ended September 27, 2003 compared to the same period a year ago, was an increase in sales and marketing salaries and benefits expenses, as a result of the expansion of the field sales force. The increase was offset by efficiency gains in direct advertising expenses due to more effective, targeted marketing campaigns and increased revenue received from vendor advertising programs. The year to date increases are attributable to increased sales and marketing salaries and benefits expenses to support the Company’s multi-channel marketing and distribution, and a result of the expansion of the field sales force in the fourth quarter of 2002, which continued into fiscal 2003.

General and administrative expenses increased by 6.3% to $6.8 million and 9.7% to $20.3 million for the three and nine months ended September 27, 2003, respectively, compared to $6.4 million and $18.5 million for the same periods a year ago. As a percentage of net sales, general and administrative expenses increased to 17.7% and 18.9% for the three and nine months ended September 27, 2003, respectively, as compared to 17.4% and 18.0% for the three and nine months ended September 28, 2002, respectively. The increase from the prior year’s periods were primarily related to increases in pension expense, professional services fees, insurance expense, and bad debt expense. During the first three quarters of fiscal 2003, the Company experienced difficulties in its collection of accounts receivable, particularly in smaller dollar volume customer accounts, which contributed to the increase in bad debt expense. In addition, on July 31, 2003, the Company received an unfavorable court judgment requiring the Company to pay the legal fees of the plaintiff in a lawsuit filed against the Company by the estate of a former employee. The lawsuit related to employee benefits administration in 1993. The Company has recorded $245,000 of general and administrative expense in the nine months ended September 27, 2003 related to this judgment.

Interest expense for the three and nine months ended September 27, 2003 decreased to approximately $38,000 and $124,000, respectively, from approximately $113,000 and $201,000, respectively, in the same periods a year ago. This decrease was primarily attributable to the recognition of approximately $50,000 of interest expense for the decrease in the fair value of the Company’s interest rate cap agreement in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities” in the third quarter of fiscal 2002. The decrease was also attributable to a reduction in the principal amount of borrowings under the Company’s revolving line of credit along with the impact of decreasing interest rates during both periods.

The Company’s effective income tax rate was 36.0% for the three and nine months ended September 27, 2003 compared to the effective income tax rates of 36.1% and 36.0% for the three and nine months ended September 28, 2002, respectively. The difference between the Company’s effective tax rate and the federal statutory rate is due primarily to state income taxes.

Net income was $0.5 million, or $0.15 per basic and diluted share, and net loss was ($0.3) million, or ($0.08) per basic and diluted share for the three and nine months ended September 27, 2003, respectively, compared to net income of $0.6 million, or $0.20 per basic and diluted share, and net income of $1.1 million, or $0.35 per basic and diluted share, respectively, for the three and nine months ended September 28, 2002.

Liquidity and Capital Resources

On January 26, 2001, the Company entered into a collateralized bank financing agreement which provided up to a $15 million revolving credit facility (“loan agreement”), expiring on January 26, 2004. On November 6, 2003, the Company amended the loan agreement and extended the maturity date to June 30, 2006.

At December 28, 2002, the Company was in violation of the consolidated tangible net worth and earnings before interest and taxes (“EBIT”) financial covenants contained in its credit facility for the fourth quarter of fiscal 2002. On March 27, 2003, the Company and its lender amended certain financial covenants and conditions of the credit facility effective for the period ended December 28, 2002, including the consolidated tangible net worth and EBIT financial covenants. As of December 28, 2002, the Company was in compliance with the financial covenants, as amended. In addition, the Company was in violation of the EBIT financial covenant contained in its amended loan agreement for the quarters ended March 29, 2003 and June 28, 2003. The Company received a waiver from its lender for the covenant violation at March 29, 2003. For the covenant violation at June 28, 2003, the Company and its lender amended certain financial covenants effective for the quarter ended June 28, 2003. As of June 28, 2003, the Company was in compliance with the EBIT financial covenant, as amended. The Company was in compliance with all financial covenants for the quarter ended September 27, 2003.

The Company’s cash and cash equivalents at September 27, 2003 totaled $0.1 million in the form of a certificate of deposit. With the exception of the $0.1 million certificate of deposit, all amounts of cash and cash equivalents are required to be offset against outstanding borrowings on the loan agreement. As of September 27, 2003, the Company had $3.6 million outstanding on its loan agreement.

Net cash provided by operating activities was $2.9 million for the nine months ended September 27, 2003 and resulted primarily from a net loss of ($0.3) million and the combination of non-cash charges of $3.3 million and a decrease in uses of operating items of working capital of $0.1 million. Non-cash charges consisted primarily of depreciation expense of $2.0 million and bad debt expense of $1.2 million. The decrease in working capital needs was primarily due to a $4.9 million increase in accounts payable and other liabilities, a $0.1 million decrease in other assets, partially offset by an increase in accounts receivable by $4.4 million and an increase in inventory of $0.8 million. The increase in accounts payable and other liabilities was primarily due to timing and value of inventory receipts and payment of invoices. The increase in accounts receivable was due primarily to an increase in net sales of approximately $3.8 million in the last half of the third quarter of fiscal 2003 compared to the last half of the fourth quarter of fiscal 2002, combined with certain customers paying the Company slower in fiscal 2003 than in fiscal 2002.

Net cash used in investing activities was $1.8 million for the nine months ended September 27, 2003. The primary investment was the replacement of the communications infrastructure within the Company. The Company expects to invest a total of nearly $2.0 million during the fiscal year ended December 27, 2003 in capital projects on communication and computer infrastructure systems and operating efficiency initiatives which are expected to produce future benefits to the Company.

Net cash used in financing activities of $1.0 million for the nine months ended September 27, 2003 is the aggregate of paying down borrowings on the Company’s credit facility and a reduction in a cash overdraft.

Cash Requirements

The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company’s operations for the foreseeable future.

The following table quantifies the Company’s future contractual cash obligations as of September 27, 2003 (in millions):

	Payments Due in Fiscal
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$—	$—	$—	$3.6	$—	$—	$3.6
Operating leases	0.4	1.2	0.4	0.3	0.2	1.2	3.7

	$0.4	$1.2	$0.4	$3.9	$0.2	$1.2	$7.3

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

Stock-Based Compensation – The Company records stock option awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company estimates the fair value of stock option awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and discloses the resulting estimated compensation effect on net income on a pro forma basis for all periods presented.

Fiscal Year - The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal year end 2003 ends on December 27, 2003. The 2002 fiscal year ended on December 28, 2002.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003.

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

Item 3. Quantitative & Qualitative Disclosures About Market Risk

Interest Rate Risk

As described in the notes to the financial statements included in this Form 10-Q, the Company maintains a collateralized bank financing agreement, which provides up to a $15 million revolving line of credit maturing on June 30, 2006. Interest is charged at the prime rate, plus or minus 25 basis points or, at the option of the Company, at the LIBOR rate plus a margin ranging from 1.5% to 2.0% depending on the financial leverage of the Company. In February 2002, the Company purchased a 30-month interest rate cap in the notional amount of $3.0 million with a cap rate of 4.0% to hedge against an increase in interest rates. At September 27, 2003 and December 28, 2002, the fair value of the interest rate cap was $0. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2003, although there can be no assurances that interest rates will not significantly change.

Item 4. Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-4(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on such evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.25	Employment Agreement between the Company and Mark Florence, effective August 15, 2003.

10.26	Third Amendment, dated as of November 6, 2003, by Moore Medical Corp. and Fleet Capital Corporation with respect to a Loan and Security Agreement dated as of January 26, 2001, as amended.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b)	Reports on Form 8-K

During the quarter ended September 27, 2003, the Company filed the following Current Reports on Form 8-K:

The Company filed a Form 8-K on July 17, 2003, to report a change in the Company’s certifying public accountant.

The Company filed a Form 8-K on August 8, 2003, as a result of the Company issuing a press release reporting financial results for the quarter ended June 28, 2003, which was included as an exhibit to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE MEDICAL CORP.

(REGISTRANT)

BY:	/s/ Linda M. Autore	BY:	/s/ John M. Zinzarella
	Linda M. Autore, President and Chief Executive Officer November 12, 2003		John M. Zinzarella, Vice President of Finance, Treasurer and Chief Financial Officer November 12, 2003