Form 10-K
period 2003-12-27
MOORE MEDICAL CORP
filed 2004-03-26
CIK 74691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of March 8, 2004, 3,200,009 shares (exclusive of 46,030 Treasury Shares) of the registrant’s Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates (i.e. other than shares held by identified 5% holders and executive officers and directors) of the registrant as of June 28, 2003 was approximately $ 9,900,000.

Forward–Looking Information

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

The words “believe,” “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “objective,” “seek,” “strive,” “might,” “likely result,” “build,” “grow,” “plan,” “goal,” “expand,” “position,” or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

•	The successful consummation of the acquisition of the Company by McKesson Corporation pursuant to the definitive merger agreement dated January 19, 2004.

•	Intense competition in health care product distribution from distributor consolidations, new online entrants and pricing pressures from larger distributors able to benefit from economies of scale or other operating efficiencies.

•	Changes in, or compliance with, laws regulating the distribution of drugs and medical devices.

•	Changes in governmental support or insurance coverage of health care products or services, including potential governmental reductions in health care funding affecting our customers’ services or revenues.

•	New governmental regulation of the Internet.

•	New sales tax collection obligations.

•	The effect of general economic conditions, inflation and interest rates.

•	Changes in political and economic conditions nationwide.

•	Changes in demand for the Company’s products.

•	Pressures on revenues resulting from, for example, customer consolidations or changes in customer buying patterns.

•	Changes in the availability or salability of products manufactured by our suppliers.

•	Unforeseen web site hosting or other service disruptions, or online credit card fraud or security breaches in the Company’s web operation.

•	Failure to keep up with rapidly changing technologies or Internet developments.

•	Disruptions in, or cost increases for, services or systems on which we are dependent, such as the trucking companies that deliver products from our suppliers, common carriers (such as United Parcel Service and Federal Express) which deliver products to our customers, telecommunication services, computer systems services, and printing services.

The forward-looking statements contained in this report only speak as of the date of this report. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any change in management’s expectations or any change in events, conditions or circumstances on which the forward-looking statements are based.

Moore Medical Corp. & Subsidiary

2003 Annual Report on Form 10-K

ITEM 1. Business

General

On January 19, 2004, Moore Medical Corp. (the “Company” or “Moore Medical”) entered into an Agreement and Plan of Merger (the “Merger”) with McKesson Corporation (“McKesson”). Pursuant to the terms of the Merger, McKesson will acquire each outstanding share of Moore Medical common stock for $12.00 in cash, or approximately $40 million in the aggregate. Moore Medical shareholder approval is required to consummate the Merger and a meeting to obtain shareholder approval has been scheduled for March 30, 2004. The acquisition is expected to be completed in the Company’s second fiscal quarter of 2004. Upon consummation of the Merger, Moore Medical will become a wholly-owned subsidiary of McKesson. The Company incurred legal and consulting fees of approximately $0.5 million during fiscal 2003 related to the proposed Merger between the Company and McKesson.

Moore Medical is an Internet-enabled, multi-channel marketer and distributor of medical, surgical and pharmaceutical products to health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. The Company markets and serves its customers through direct mail, industry-specialized telephone support staff, field sales representatives, customer community affiliates and the Internet. Its direct marketing and distribution business has been in operation for 55 years. The Company operates principally from three distribution facilities located in the United States with nearly 100% of its revenues from customers in the United States.

The Company is a Delaware corporation, organized in 1969. Its principal executive offices are located at 389 John Downey Drive, New Britain, Connecticut 06050, telephone (860) 826-3600.

Moore Medical’s Mission & Key Initiatives

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

Provide an enjoyable and efficient multi-channel customer experience

We offer our customers a variety of ways to communicate with us and have streamlined the process of providing the quality goods and services that they have come to expect. Our web site houses a sophisticated e-commerce application that allows customers to make real-time selections and purchases online. We complement the total buying experience with a gateway to industry associations and customer community affiliates, while continuing to maintain a traditional direct mail communication campaign through our market-specific sales flyers and catalogs.

Current Developments

On January 19, 2004, Moore Medical entered into an Agreement and Plan of Merger with McKesson. Pursuant to the terms of the Merger, McKesson will acquire each outstanding share of Moore Medical common stock for $12.00 in cash, or approximately $40 million in the aggregate. Moore Medical shareholder approval is required to consummate the Merger and a meeting to obtain shareholder approval has been scheduled for March 30, 2004. The acquisition is expected to be completed in the Company’s second fiscal quarter of 2004. Upon consummation of the Merger Moore Medical will become a wholly-owned subsidiary of McKesson. The Company incurred legal and consulting fees of approximately $0.5 million or $0.12 per share during fiscal 2003 related to the Merger.

On November 6, 2003, the Company amended its $15 million loan agreement with its lender and extended the maturity date to June 30, 2006. Interest is charged at the prime rate, plus or minus 25 basis points or, at the option of the Company, at the LIBOR rate plus a margin ranging from 1.5% to 2.0% depending on the financial leverage of the Company. As of December 27, 2003, the Company was in violation of the earnings before interest, taxes, depreciation and amortization (“EBITDA”) financial covenant contained in its revolving line of credit agreement for the two quarters ending December 27, 2003. On March 23, 2004, the Company’s lender waived the EBITDA financial covenant violation for the two quarters ending December 27, 2003. Additionally, the Merger with McKesson allows the lender to exercise certain rights with respect to the loan agreement. In February 2004, the Company repaid the amounts outstanding on the loan agreement. McKesson does not intend to use the loan agreement subsequent to the completion of the Merger.

Health Care Products Distribution Competition

Competition: The trend of health care product distributor consolidation continues in an effort to realize economies of scale. Our competitors are large national distributors, regional distributors, and local distributors with the majority depending on field sales representatives to build customer relationships. Some primarily use direct mail and telemarketing, some rely on the Internet, and others make sales and deliveries to their customers with a dedicated sales force and a fleet of distributor-operated delivery vehicles.

The health care product industry is highly competitive and many of the Company’s customers utilize more than one health care product distributor to gain the best pricing. Generally, we compete with other distributors on breadth of product line, brand recognition, delivery speed, price, order completion rates, and other value-added customer service factors, such as the convenience of ordering through the Internet. As more health care practices consolidate, we expect that a growing number of large customers will require their distributor to reliably service many delivery locations in different regions across the country. By providing a multi-channel distribution network, we are able to meet the needs of our present and prospective customers.

Sales and Marketing

In fiscal 2003, the Company enhanced its multi-channel strategy to surround specialty health care customers with a convenient means of communication and commerce and to deliver expert service and customer care in every experience in which the Company engages the customer. The Company enhanced and integrated five channels by which our customers may communicate with Moore Medical. The five channels include: direct marketing, market-specific sales representatives, field and national account representatives, web sites and customer community affiliates. All of our customer gateways work together to foster a single voice to the customer and to be a receptive listener to the needs of specialty health care customers and prospective customers.

Direct Marketing: From Moore Medical’s inception, the cornerstone of our customer communication has been direct marketing – sending a printed catalog, flyer or promotional offer to our customers and receiving a response via the Web, a phone call, fax or letter to our Customer Support Center. Our customer support representatives are trained and organized by health care specialty and product knowledge to better serve our customers. This approach continued to be important in fiscal 2003 and the effectiveness of our targeted mail and its response rate improved significantly. An in-house creative department, equipped with a digital design studio, designs and produces Company marketing material, examples of which include catalogs and flyers, web graphics and animations, Moore Medical brand product packaging, trade show booth graphics, and vendor partner-sponsored pieces. The Company contracts printing services through outside printers. Marketing materials are mailed throughout the year, utilizing a schedule based on historic results, customer buying patterns, and specialty customer prospecting.

Market-Specific Sales Representatives and Field and National Account Representatives: The results produced by our direct marketing channel are augmented by the efforts of two coordinated sales channels: market-specific sales representatives (who provide service to assigned customers, generally by phone) and field and national account representatives (geographically located across the country, who thus far have focused primarily on the Occupational Health and Corrections markets). During the 4th quarter of fiscal 2003, the Company implemented a partnered sales channel approach in the Primary Care Business Unit. This alignment of sales channels will allow the sales representatives to focus on larger contracted business while providing an improved customer experience. The Company expects increased sales and profitability in the Primary Care Business Unit in fiscal 2004 as a result of additional visits to current and prospective customers and due to the introduction of diagnostic testing product lines to this market. Health care specialty field and national account representatives in the Occupational Health and Corrections markets are located in California, Connecticut, Florida, Georgia, Illinois, Indiana, Massachusetts, Texas, Ohio, and Pennsylvania.

Our Web Site: Moore Medical’s third generation web site, www.mooremedical.com, raised our fourth channel of communication to a new level of performance with improved search functionality, enhancements to facilitate ease of use for customers and the creation of customer retention tools. More than 15,000 customers executed transactions on our web site during fiscal 2003, either as their preferred or only method of communication or as a “brick and click” customer, using the Internet in conjunction with our customer support representatives, market-specific representatives, or field and national account representatives. A small team of net agents, trained to facilitate live, online chats with customers, assists in the customer Internet purchase experience as requested by the customer. Our customer relations representatives are also conversant in web ordering so that a customer inquiry can be a one-stop ordering experience.

Customer Community Affiliates: Complementing the other channels created to support our customers’ needs customer community affiliates have joined Moore Medical to offer additional value-added services to their memberships and audiences. Moore Medical works with our affiliates to anticipate the needs of their customer communities and engages in an ongoing dialogue regarding their product requirements, business challenges and industry issues. The affiliate program exposes Moore Medical to thousands of association members who might otherwise not connect with or learn about Moore Medical.

Customers

The Company serves approximately 90,000 customers nationwide in health care practices in non-hospital settings. No single customer accounted for more than 1% of net sales in fiscal 2003. Customers are the focal point of Moore Medical’s marketing, sales and supply chain strategies, and the Company strives to provide value-added services to the health care specialties Moore Medical serves. The Company also maintains a number of Internet alliances to help new customers find Moore Medical more easily, encourage existing customers to choose us more frequently, and help Moore Medical understand customer community needs. Internet alliances include strategic partnerships, advertising sponsorships, and Internet affiliates. These alliances are designed to link sales from the affiliate’s web site to www.mooremedical.com, encourage direct sales through our web site and establish pre-conditioned sales through our Customer Support Center.

We continue to benefit from our Corporate Customer Council and Market Advertising Groups, where customers share their views on Moore Medical’s support, service, products, terms, pricing and delivery, and make suggestions on ways to improve their customer experience.

Supply Chain

Our core supply chain objective is to continuously identify new processes that improve customer satisfaction, eliminate non-value added processes and reduce costs.

During fiscal year 2003 Moore Medical enhanced a workflow tool to incorporate a process which streamlined new product setup from a multiple day process to a single day process. In addition, the Company deployed the Fulfillment Solutions® distribution software from Pitney Bowes Corporation. This system greatly improves supply-chain efficiency by optimizing Moore Medical’s daily shipments across multiple freight carriers.

The Company has continued its use of a fully automated advanced forecasting and replenishment solution which automatically determines the appropriate inventory levels needed in our warehouses to meet our customers’ expectations. Our suppliers are able to adjust their shipping schedules based on our inventory demand projections. The forecasting and replenishment software has reduced manual labor, helped increase inventory turns and improved customer service levels for our Company, as measured by complete, on time orders and line fill rates.

Distribution: Moore Medical distributes products throughout the United States and U.S. territories from three distribution centers located in Connecticut, California, and Florida. The distribution network has been designed with the objectives of delivering a satisfying purchasing experience to the customer, providing broader second-day delivery coverage, and minimizing inventory and transportation costs. We provide consistent, time-sensitive and high-quality order fulfillment services through sophisticated product allocation strategies, maintaining high standards of accuracy and fulfillment.

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

We are continually benchmarking our service and fulfillment performance against our system of “Perfect Order Metrics,” which is the percentage of orders shipped complete, on time, from the customer’s assigned primary shipping warehouse (i.e., distribution center closest to customer’s ship-to location) and received by the customer error-free. We have also implemented a process mapping method to identify every one of the individual steps involved in taking and fulfilling an order, with a goal toward streamlining and/or eliminating steps to make the process flow more smoothly.

Product Line/Suppliers: Moore Medical’s product line consists of over 15,000 of the most popular medical/surgical supplies and pharmaceutical products, encompassing a broad and diversified selection. Over 9,200 stock keeping units (SKUs) are carried. We are one of the few distributors of medical/surgical products to health care practitioners in non-hospital settings who also offer pharmaceuticals to those practices. Although many of our products are consumables and disposables, we also sell medical/surgical equipment and a variety of diagnostic instrumentation and accessories. During fiscal 2003, the Company increased its instrumentation and exam office furniture product lines as a result of a focus on selling physicians in-office equipment. The Company also sells the necessary supplies to operate the medical equipment, and it is anticipated that the medical equipment will provide a consistent stream of revenue for the Company.

Moore Medical purchases products primarily from manufacturers and other distributors and does not manufacture or assemble any products, with the exception of medical and first aid kits. The Company maintains insurance coverage against potential losses due to product liability claims and believes such coverage is adequate. In fiscal 2003 our largest product suppliers were 3M, Aventis Pasteur, Bayer Diagonistics, Becton Dickinson, Glaxo SmithKline, Johnson & Johnson, Kendall Healthcare Products Co., Laerdal Medical Corp, Microflex Corporation (Microflex® is a registered trademark of the Microflex Corporation), Graham Medical Products and Welch Allyn. The Company has several competing sources for many medical/surgical supplies and pharmaceuticals. Sales of products from our largest supplier in fiscal 2003 (Microflex Corporation) accounted for approximately 4.8% of net sales.

We have long-term purchase arrangements (i.e., 2 years or longer) with several of our suppliers (American Diagnostic Corp., ASO, Beckman/Colter Corporation). The Company has preferred supplier status in a number of markets and online health care communities for particular product offerings.

During fiscal 2003, the Company entered into multiple agreements to distribute various medical products nationwide. The Opus and Opus Plus System, an in-office blood analysis device used to detect various life-threatening disorders, is offered exclusively by Moore Medical to the POL (physicians’ office laboratories) market in a 10-state region including Delaware, Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut, New York, New Jersey and Pennsylvania, and is sold to the rest of the United States on a nonexclusive basis. Moore Medical also obtained the right to distribute Immulite and Immulite 1000, an in-office blood analysis device used to detect various life-threatening disorders to physician offices, nationwide on a nonexclusive basis.

Regulation

The health care delivery industry in the United States continues to be under intensive scrutiny as a result of a wide variety of political, economic and regulatory influences. Because of uncertainty regarding the ultimate features of any future reform initiatives, the Company cannot predict the impact such proposals, should they be adopted, will have on its business.

Moore Medical’s business is subject to regulation under various local, state, and federal laws governing the sale, marketing, packaging and distribution of prescription drugs, including controlled substances, regulated chemicals and medical devices, as well as licensing requirements.

Each of our distribution centers is registered with the Drug Enforcement Agency (DEA) and as a wholesale distributor of prescription drugs and devices in each state that requires registration and/or licensure. In addition, the Company is registered with the Food and Drug Administration (FDA) as a Drug Establishment and as a Device Establishment.

Moore Medical is mandated by the Prescription Drug Marketing Act of 1987 and the Controlled Substance Act to validate our customers for purchases of regulated products. We require documentary evidence of our customers’ regulatory authority to purchase regulated products and we are in material compliance with applicable federal and state statutes which protect against the diversion of those products. We maintain extremely tight standards and ensure that every transaction constitutes a legal sale prior to shipping.

In the Company’s capacity as a distributor of prescription pharmaceuticals, the Company is also subject to Medicare, Medicaid and state health care fraud, abuse and anti-kickback laws and regulations.

In order to remain current with the regulatory environment, Moore Medical employs a pharmacist who serves as Senior Manager of Regulatory Affairs. This individual heads the department which is responsible for monitoring all pharmaceutical sales for compliance with state and federal regulations as well as with Company policy. He works closely with the U.S. Drug Enforcement Agency to help spot potential abuses, and serves as a source of information for our customers regarding regulations and recalls. He is also a past president of the Connecticut Pharmacists’ Association and remains a member of their executive committee as well as sitting on the board of directors for the Connecticut Pharmacists Foundation.

Information Technology

Moore Medical continued its investment in information technology during fiscal 2003. These investments resulted in both improved business process efficiency and greater customer service capabilities. Moore Medical’s information technology strategy demonstrated business benefit by investing in industry-proven, scalable, and re-usable toolsets. These technologies can be leveraged across multiple business processes and needs, as opposed to various point solutions that present limited capability and diminished return on investment.

Moore Medical’s information systems were largely unaffected by numerous internet-based attacks and personal computer viruses. During fiscal year 2003, Moore Medical implemented tools to maintain data confidentiality, availability and integrity. Through the use of various intrusion detection systems, anti-virus software, and web/e-mail filtering, the company ensured consistent system performance during a year of significant internet-based electronic threats.

In July 2003, the Company implemented the Avaya DEFINITY® telephony platform for use in its corporate facilities and customer support centers. The system provides improved information and functionality which allows Moore Medical to optimize telephone call handling and staffing requirements. This system enables remote agent capability, allowing customer support representatives to assist Moore Medical’s customers from alternate locations during inclement weather events.

Moore Medical continued in its strategy to benefit from real-time business process integration with its Enterprise Resource Planning system. During fiscal 2003, the Company streamlined and automated its process for creating, entering, and propagating new product information into required information systems. Through the use of .NET® technology from Microsoft Corporation, the Company was able to significantly reduce the timeframe from product inception to customer sale, while alleviating much of the manual processing effort for Moore Medical employees.

Employees

As of December 27, 2003, the Company had approximately 295 full time employees and 11 part time employees (or 300 full-time equivalents), none of whom had collective bargaining agreements. Overall, the Company considers its employee relations to be good.

Available Information

Moore Medical’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements for its Annual Meeting of Stockholders are filed electronically with the Securities and Exchange Commission (“SEC”) (http://www.sec.gov). Such documents are made available on the Company’s web site (http://www.mooremedical.com) after they are electronically filed with the SEC.

ITEM 2. Properties

The Company owns no real property and it leases all of its operating facilities. Its distribution centers are located in New Britain, Connecticut (92,000 square feet), Jacksonville, Florida (60,000 square feet), and Visalia, California (55,000 square feet). The Company believes that its properties are generally in good condition.

The Company’s main offices are located in an industrial park in New Britain, Connecticut, where it occupies two buildings (44,000 square feet) adjacent to its main distribution center in a campus-like setting. In these offices, the business functions of order processing, telesales, marketing, purchasing, information services, finance, and administration are performed. Office space is adequate for the Company’s present needs.

ITEM 3. Legal Proceedings

The Company is subject to various claims that arise in the ordinary course of business. Except as described below, the Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flow of the Company.

On July 31, 2003, the Company received an unfavorable court judgment requiring the Company to pay the legal fees of the plaintiff in a lawsuit filed against the Company by the estate of a former employee. The lawsuit related to employee benefits administration in 1993. In January 2004, the plaintiff filed a petition for a writ of certiorari with the United States Supreme Court to appeal the court judgment. On February 23, 2004, the Company was notified that the plaintiff’s petition for a writ of certiori was denied. The Company recorded $245,000 of general and administrative expense in the fiscal year ended December 27, 2003 related to this judgment. The Company does not expect any additional material adverse financial effect related to this judgment.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2003. A special meeting of stockholders is scheduled for March 30, 2004 for all shareholders to consider and vote upon a proposal to adopt the Agreement and Plan of Merger, dated as of January 19, 2004, among McKesson and Moore Medical.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the American Stock Exchange (trading symbol “MMD”). The following sets forth, for each quarter since the beginning of 2002, the high and low sale prices of the common stock on the American Stock Exchange Composite Tape.

	2003		2002
Quarters:	High	Low	High	Low
First	$7.61	$6.54	$9.57	$8.40
Second	7.44	6.11	10.00	7.26
Third	7.34	5.88	8.00	6.05
Fourth	7.75	5.61	8.72	6.45

The high and low sale prices of the common stock on March 8, 2004 were $11.96 and $11.95, respectively. The estimated number of holders (including estimated beneficial holders) of the Company’s common stock as of March 8, 2004 was approximately 1,000.

The Company has paid no cash dividends to date and, for the foreseeable future, anticipates that earnings will continue to be retained for use in the business. The Company’s loan agreement contains restrictions on dividend payments.

Information about the Company’s equity compensation plans at December 27, 2003 is as follows:

	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity Compensation Plans Approved by Shareholders (a)	186,800	$8.85	382,300

(a)	Consists of the following plans: 2000 Incentive Compensation Program, 1998 Incentive Stock Plan and 1992 Incentive Stock Option Plan.

ITEM 6. Selected Financial Data

The following selected financial data is derived from the Company’s audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K.

Fiscal Years Ended	2003 (a)	2002	2001	2000 (b)	1999
	(Amounts in thousands, except per share data)

SUMMARY OF OPERATIONS

Net sales	$141,678	$137,827	$132,833	$123,922	$118,536

Cost of products sold	102,926	100,393	97,518	91,841	86,221

Gross profit	38,752	37,434	35,315	32,081	32,315

Selling, general and administrative expenses	40,431	35,823	37,546	38,076	29,730

Operating (loss) income	(1,679)	1,611	(2,231)	(5,995)	2,585

Interest expense (income), net	158	241	209	(228)	(8)

(Loss) income before income taxes	(1,837)	1,370	(2,440)	(5,767)	2,593

Income tax benefit (provision)	370	(392)	803	1,357	(636)

Net (loss) income	$(1,467)	$978	$(1,637)	$(4,410)	$1,957

Basic and diluted net (loss) income per share	$(0.46)	$0.31	$(0.52)	$(1.45)	$0.67

Basic weighted average shares outstanding	3,190	3,168	3,144	3,050	2,939

Diluted weighted average shares outstanding	3,190	3,184	3,144	3,050	2,943

BALANCE SHEET DATA

Working capital	$15,536	$20,113	$16,011	$20,012	$18,613
Total assets	37,531	39,995	42,814	46,269	42,988
Debt	2,575	4,281	5,326	5,938	—
Shareholders’ equity	21,902	23,135	22,985	24,589	27,555

(a)	Selling, general and administrative expenses for the fiscal year ended December 27, 2003 includes $0.5 million of legal and consulting expense related to the Merger between the Company and McKesson.
(b)	Selling, general and administrative expenses for the fiscal year ended December 30, 2000, includes a one-time charge in the amount of $2.5 million related to a matter the Company settled with the U.S. Government.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 27, 2003, December 28, 2002 and December 29, 2001

FISCAL 2004 DEVELOPMENT

On January 19, 2004, Moore Medical Corp. (the “Company” or “Moore Medical”) entered into an Agreement and Plan of Merger (the “Merger”) with McKesson Corporation (“McKesson”). Pursuant to the terms of the Merger, McKesson will acquire each outstanding share of Moore Medical common stock for $12.00 in cash, or approximately $40 million in the aggregate. Moore Medical shareholder approval is required to consummate the Merger and a meeting to obtain shareholder approval has been scheduled for March 30, 2004. The acquisition is expected to be completed in the Company’s second fiscal quarter of 2004. Upon consummation of the Merger, Moore Medical will become a wholly-owned subsidiary of McKesson. The Company incurred legal and consulting fees of approximately $0.5 million during fiscal 2003 related to the proposed Merger between the Company and McKesson.

OVERVIEW

Moore Medical is an Internet-enabled, integrated multi-channel marketer and distributor of medical, surgical and pharmaceutical products to health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. The Company markets and serves its customers through direct mail, industry-specialized telephone support staff, field sales representatives, customer community affiliates and the Internet. Its direct marketing and distribution business has been in operation for 55 years. The Company operates principally from three distribution facilities located in the United States with nearly 100% of its revenues from customers in the United States.

The Company incurred legal and consulting fees of approximately $0.5 or $0.12 per share during fiscal 2003 related to the Merger during fiscal 2003. It is expected that the Company will incur approximately $1.5 million in additional legal and consulting expenses in fiscal 2004 related to the Merger.

On November 6, 2003, the Company amended its $15 million revolving line of credit agreement with its lender and extended the maturity date to June 30, 2006. Interest is charged at the prime rate, plus or minus 25 basis points or, at the option of the Company, at the LIBOR rate plus a margin ranging from 1.5% to 2.0% depending on the financial leverage of the Company. As of December 27, 2003, the Company was in violation of the earnings before interest, taxes, depreciation and amortization (“EBITDA”) financial covenant contained in its revolving line of credit agreement for the two quarters ending December 27, 2003. On March 23, 2004, the Company’s lender waived the EBITDA financial covenant violation for the two quarters ending December 27, 2003. Additionally, the Merger with McKesson allows the lender to exercise certain rights with respect to the loan agreement. In February 2004, the Company repaid the amounts outstanding on the loan agreement. The Company has been notified by McKesson that McKesson does not intend to use the loan agreement subsequent to the completion of the Merger.

On February 13, 2002, as a result of favorable interest rates on the Company’s revolving line of credit, the Company utilized approximately $4.6 million of its revolving line of credit to pay off the government settlement note. The government settlement note related to a settlement with the U.S. Government over a pricing error by our former wholesale division under Federal supply contracts entered into in 1991. The government settlement note was to be repaid over a five year period at higher interest rates. The interest rate on borrowings in fiscal 2002 on the revolving line of credit averaged 5.25% while the government settlement note had interest rates ranging from 5.30% to 7.30% over five years.

In July 2002, the Company completed its purchase of the remaining 49% interest it did not previously own in Podiatry Online, an on line information site and electronic newsletter. The total purchase price of $750,000 was made with cash in the amount of $500,000 and 33,566 shares of the Company’s common stock with an aggregate value of $250,000.

CHANGES IN RESULTS OF OPERATIONS

The following table represents selected financial information, expressed as a percentage of net sales:

	2003	2002	2001
Net sales	100%	100%	100%
Cost of products sold	72.6	72.8	73.4

Gross profit	27.4	27.2	26.6
Sales and marketing expenses	8.3	7.9	9.0
General and administrative expenses	20.2	18.1	19.3

Operating (loss) income	(1.1)%	1.2%	(1.7)%

Net Sales

Net sales for fiscal 2003 were $141.7 million, an increase of $3.9 million or 2.8% from net sales of $137.8 million for the comparable period of fiscal 2002. The increase was primarily attributable to increased volumes in certain specialty markets, new product introductions and increased prices. In the aggregate, sales growth fell short of the Company’s expectations for the year; however, the Company expects to realize sales growth in fiscal 2004 in several of its specialty markets that were the focus of investments in the fourth quarter of fiscal 2002 and in fiscal 2003. The Company’s sales growth occurred primarily in its public sector and podiatry markets, offset by decreases in the occupational health and reseller markets. The overall net sales growth was supported by the Company’s growth in Internet-based revenue. Internet-based revenue increased $3.4 million, or 23.8%, to $17.7 million in fiscal 2003 compared to $14.3 million for the same period a year ago. Internet revenue as a percentage of net sales increased to 12.5% in fiscal 2003 from 10.4% in fiscal 2002.

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

Gross Margin

Gross margin remained relatively level at 27.4% in fiscal 2003, compared to 27.2% in fiscal 2002. The level gross margin percentage in fiscal 2003 as compared to fiscal 2002 was due in part to less sales volume in relatively lower margin vaccines and continued realization of benefits from our supply chain initiatives, partially offset by competitive pricing pressures in certain markets and aggressive pricing associated with gaining entry into competitively held new accounts.

Gross profit increased $1.3 million, or 3.5%, to $38.7 million for fiscal 2003 compared to $37.4 million for the same period a year ago. The increase is primarily attributable to increased sales volume in higher margin products and continued realization of benefits from our supply chain initiatives, offset by increased sales in lower margin vaccines.

The gross profit margin percentage increased to 27.2% in fiscal 2002 from 26.6% in fiscal 2001. The increase was primarily attributable to increased sales volume in higher margin products and continued realization of benefits from our supply chain initiatives, offset by increased sales in lower margin vaccines.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.0 million, or 9.3%, to $11.8 million in fiscal 2003 from $10.8 million in fiscal 2002. Sales and marketing expenses as a percentage of net sales increased to 8.3% in fiscal 2003 from 7.9% in fiscal 2002. The fiscal 2003 increase was attributable to increased sales and marketing salaries and benefits expenses to support the Company’s multi-channel marketing and distribution strategy, and a result of the expansion of the field sales force in the fourth quarter of fiscal 2002, which continued into fiscal 2003. This increase was offset by continued efforts to establish and implement more effective targeted marketing campaigns, which resulted in a decrease in advertising expense in fiscal 2003 compared to fiscal 2002 of approximately $0.7 million, and growth in vendor advertising programs. The Company reduced advertising expense by approximately $0.3 million more in 2003 than in the prior year due to an increase in vendor advertising programs.

Sales and marketing expenses decreased by $1.1 million, or 9.2%, to $10.8 million in fiscal 2002 from $11.9 million in fiscal 2001. Sales and marketing expenses as a percentage of net sales decreased to 7.9% in fiscal 2002 from 9.0% in fiscal 2001. The decreases were due to continued efforts to establish and implement more effective targeted marketing campaigns and growth in vendor advertising programs. The Company recorded approximately $0.4 million more in revenue from vendor advertising programs in fiscal 2002 than in fiscal 2001. During the second half of fiscal 2002, the Company made a strategic decision to increase its field sales force by adding experienced capital equipment representatives for the Primary Care Market. As a result of the additional field sales force hired to support the new strategy of selling physician in-office testing equipment, the Company made significant investments in the fourth quarter of 2002 in field sales representatives’ training.

General and Administrative Expenses

General and administrative expenses increased by $3.6 million, or 14.4%, to $28.6 million in fiscal 2003 from $25.0 million in fiscal 2002. As a percentage of net sales, general and administrative expenses increased to 20.2% in fiscal 2003 compared to 18.1% in the same period a year ago. The increase from fiscal 2002 was primarily related to increases in professional service and legal fees, bad debt expense and employee benefit expenses.

The Company incurred legal and consulting fees of approximately $0.5 million during fiscal 2003 related to the proposed Merger between the Company and McKesson. In addition, on July 31, 2003, the Company received an unfavorable court judgment requiring the Company to pay the legal fees of the plaintiff in a lawsuit filed against the Company by the estate of a former employee. The lawsuit related to employee benefits administration in 1993. The Company recorded $0.2 million of general and administrative expense in fiscal 2003 related to this judgment. During fiscal 2003, the Company experienced difficulties in its collection of accounts receivable recorded in prior years, particularly in smaller dollar volume customer accounts, which contributed to the increase in bad debt expense of $1.0 million. As a result of continued increases in medical insurance costs and the actuarially calculated net periodic pension expense, health and welfare expense and pension expense both increased by $0.3 million in fiscal 2003 compared to fiscal 2002.

General and administrative expenses decreased by $0.6 million, or 2.3%, to $25.0 million in fiscal 2002 from $25.6 million in fiscal 2001. As a percentage of net sales, general and administrative expenses decreased to 18.1% in fiscal 2002 compared to 19.3% in fiscal 2001. The decreases were due to the continued realization of benefits from cost containment initiatives

Interest Expense

Interest expense for fiscal 2003 decreased to $158 thousand from $241 thousand for the same period a year ago, a decrease of 34.4%. The fair value of the interest rate cap at December 27, 2003 and December 28, 2002 was $0. Interest expense decreased primarily due to a reduction in the principal amount of borrowings under the Company’s revolving line of credit.

Interest expense for fiscal 2002 increased to $241 thousand from $209 thousand for the same period a year ago, an increase of 15.3%. The Company recorded $56 thousand of interest expense attributable to recording the fair value of the premium payment on the Company’s interest rate cap agreement. Notwithstanding the $56 thousand expense recorded on the Company’s interest rate cap agreement, interest expense decreased primarily due to lower interest rates in fiscal 2002 on the Company’s borrowing under its revolving line of credit compared to higher interest rates in fiscal 2001 on the government settlement note.

Income Taxes

The effective income tax benefit rate was 20.1% for fiscal 2003 compared to the prior fiscal year’s effective income tax rate of 28.6%. The difference between the Company’s effective tax rate benefit and the federal statutory rate is due primarily to an increase in the valuation allowance for state income taxes and tax credits and the non-deductibility of certain merger related expenses.

The effective income tax rate was 28.6% for fiscal 2002 compared to the prior fiscal year’s effective income tax benefit rate of 32.9%. The difference between the Company’s effective tax rate and the federal statutory rate is due primarily to state income taxes, a reduction in valuation allowances on state net operating loss carryforwards and adjustments to estimates on previously recorded income taxes.

Net Income (Loss)

Net loss was $1.5 million, or $0.46 per diluted share in fiscal 2003 compared with net income of $1.0 million, or $0.31 per diluted share for fiscal 2002.

Net income was $1.0 million, or $0.31 per diluted share for fiscal 2002, an improvement of $2.6 million or $0.83 per diluted share over fiscal 2001 in which the Company experienced a net loss of $1.6 million or $0.52 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

On January 26, 2001, the Company entered into a three-year bank financing agreement which provides up to $15 million in a collateralized revolving credit facility (“loan agreement”). On November 6, 2003, the Company amended its $15 million loan agreement with its lender and extended the maturity date to June 30, 2006. During the first fiscal quarter of 2002, the Company utilized its collateralized revolving credit facility to pay off the government settlement note in full to take advantage of the low interest rate environment. As of December 27, 2003, the Company was in violation of the earnings before interest, taxes, depreciation and amortization (“EBITDA”) financial covenant contained in its revolving line of credit agreement for the two quarters ending December 27, 2003. On March 23, 2004, the Company’s lender waived the EBITDA financial covenant violation for the two quarters ending December 27, 2003. Additionally, the Merger with McKesson allows the lender to exercise certain rights with respect to the loan agreement. In February 2004, the Company repaid the amounts outstanding on the loan agreement. The Company has been notified by McKesson that McKesson does not intend to use the loan agreement subsequent to the completion of the Merger.

The Company’s cash and cash equivalents at December 27, 2003 totaled $0.1 million in the form of a certificate of deposit. With the exception of the $0.1 million certificate of deposit, all amounts of cash and cash equivalents are offset against outstanding borrowings on the loan agreement. As of December 27, 2003, the Company had $2.6 million outstanding on its loan agreement, a reduction of $1.7 million from outstanding borrowings of $4.3 million at December 28, 2002. This reduction is due to utilizing cash being generated from operations to pay down the outstanding borrowings on the loan agreement.

Net cash provided by operating activities was $4.8 million for fiscal 2003 and resulted primarily from net loss of $1.5 million and on non-cash charges of $4.7 million and a decrease in operating items of working capital of $1.6 million. Non-cash charges consisted primarily of depreciation expense of $2.7 million and bad debt expense of $2.2 million. The decrease in working capital needs was primarily due to a $0.6 million decrease in accounts receivable and a $0.4 decrease in other assets, but was offset by a $0.8 increase in accounts payable and a $0.4 million increase in inventory. The decrease in accounts receivable was primarily due to greater efforts in collecting accounts receivable in a more timely manner, but was offset by increases in net sales. The increase in accounts payable and accrued liabilities was primarily due to accrued legal and consulting fees at December 27, 2003 of $0.5 million related to the Merger with McKesson.

Net cash used in investing activities was $1.9 million in fiscal 2003 and consisted principally of the replacement of the communications infrastructure within the Company, the development of an enhanced work-flow tool and the purchase of computer equipment. The Company expects to invest approximately $0.5 million during fiscal 2004 in capital projects on computer infrastructure systems and operating efficiency initiatives.

Net cash used in financing activities of $2.9 million for fiscal 2003 is net of reduced borrowings on the Company’s loan agreement by $1.7 million and a cash overdraft reduction of $1.3 million, offset by proceeds of $0.1 million from options exercised.

Cash Requirements

The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company’s operations for the foreseeable future.

The following table quantifies the Company’s future contractual cash obligations as of December 27, 2003 (in millions):

	Payments Due in Fiscal
	2004	2005	2006	2007	2008	Thereafter	Total
Debt	$2.6	$—	$—	$—	$—	$—	$2.6
Operating leases	1.2	0.5	0.3	0.2	0.2	0.9	3.3

	$3.8	$0.5	$0.3	$0.2	$0.2	$0.9	$5.9

Critical Accounting Policies

The Company’s consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes the following are some of the more critical accounting policies that impact the Company’s consolidated financial statements:

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

Allowance for Doubtful Accounts – The Company is required to use substantial judgment in estimating the collectibility of its accounts receivable. This estimate is based on various factors, including the length of time receivables are past due, economic conditions and historical experience.

Inventories - Inventories, consisting of products purchased for resale, are stated at the lower of average cost or market value. Market values are based on the net realizable value of the products. Estimates are used in the determination of the reserves for excess and obsolete inventories.

Goodwill - As a result of adopting Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, and the future economic benefit of the carrying value of goodwill is reviewed annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable based on a fair value measurement. An impairment loss would be recorded in the period so determined.

Income Taxes - The liability method is used to calculate deferred income taxes. Under this method, deferred income tax assets and liabilities are recognized on temporary differences between the financial statement and tax bases of assets and liabilities, using applicable tax rates, and on tax carryforwards. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to the Company’s operations. The Company’s effective tax rate considers management’s judgment of expected tax liabilities in the various taxing jurisdictions within which it is subject to tax.

Pension - The determination of the Company’s obligation and expense for pension is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 7 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets, and rates of increase in compensation. In accordance with accounting principles generally accepted in the United States, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and therefore, generally affect the Company’s recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect pension obligations and the Company’s future expense. Additionally, the Company has approved the freezing of benefits under the pension plan upon consummation of the McKesson Merger. The Company has not yet determined the impact of this action on future funding, expense or other items.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. On November 5, 2003 the FASB issued FSP 150-3 which deferred the effective date of SFAS No. 150 indefinitely for certain monetarily redeemable non controlling interests. In addition, on November 7, 2003, the FASB issued FSP No. 150-4, which states that employee stock ownership plan shares (“ESOP”) which are mandatorily redeemable or free-standing agreements to repurchase ESOP shares are not within the scope of Statement 150.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees. The provisions of FIN No. 45 are effective for financial statements issued after December 15, 2002.

In January 2003, the FASB issued FIN No. 146, “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51” (Revised in December 2003). FIN No. 46(R) clarifies rules for consolidated of special purpose entities.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans.

The adoption of these statements did not have a material impact on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As described in the notes to the financial statements included in this Form 10-K, the Company maintains a collateralized bank financing agreement, which provides up to a $15 million revolving line of credit maturing on June 30, 2006. Interest is charged at the prime rate, plus or minus 25 basis points or, at the option of the Company, at the LIBOR rate plus a margin ranging from 1.5% to 2.0% depending on the financial leverage of the Company. In February 2002, the Company purchased a 30-month interest rate cap in the notional amount of $3.0 million with a cap rate of 4.0% to hedge against an increase in interest rates. At December 27, 2003 and December 28, 2002, the fair value of the Interest Rate Cap was $0. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2004, since the Company repaid the amount outstanding on the revolving line of credit in February 2004.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Independent Auditors’ Report	18

Report of Independent Accountants	19

Consolidated Balance Sheets at December 27, 2003 and December 28, 2002	20

Consolidated Statements of Operations for the years ended December 27, 2003, December 28, 2002 and December 29, 2001	21

Consolidated Statements of Shareholders’ Equity and Other Comprehensive Loss for the years ended December 27, 2003, December 28, 2002 and December 29, 2001	22

Consolidated Statements of Cash Flows for the years ended December 27, 2003, December 28, 2002 and December 29, 2001	23

Notes to Consolidated Financial Statements	24

Independent Auditors’ Report on Supplemental Schedule	51

Consolidated Financial Statement Schedule II - Valuation and Qualifying Accounts for the years ended December 27, 2003, December 28, 2002 and December 29, 2001	52

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

Moore Medical Corp.

New Britain, Connecticut

We have audited the accompanying consolidated balance sheet of Moore Medical Corp. and subsidiary (the “Company”) as of December 27, 2003, and the consolidated statements of operations, changes in shareholders’ equity and other comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2003 consolidated financial statements present fairly, in all material respects, the financial position of Moore Medical Corp. and subsidiary as of December 27, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 15, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Moore Medical Corp.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of Moore Medical Corp. and its subsidiary at December 28, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule at December 28, 2002 and for each of the two years in the period ended December 28, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan ands perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 27, 2003

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Balance Sheets

(Amounts in thousands, except par value and share data)	December 27, 2003	December 28, 2002
ASSETS

Current Assets
Cash and cash equivalents	$101	$100
Accounts receivable, less allowances of $1,766 in 2003 and $1,249 in 2002	15,502	17,187
Inventories	11,631	11,230
Prepaid expenses and other current assets	849	1,216
Deferred income taxes	2,117	1,871

Total Current Assets	30,200	31,604

Noncurrent Assets
Property and equipment, net	5,307	6,254
Goodwill.	1,723	1,723
Other assets	301	414

Total Noncurrent Assets	7,331	8,391

	$37,531	$39,995

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$6,565	$5,794
Amounts due to customers	2,426	2,342
Accrued payroll	594	642
Accrued legal	624	96
Accrued pension	617	599
Other accrued expenses	885	386
Cash overdraft	378	1,632
Current portion long-term debt	2,575	—

Total Current Liabilities	14,664	11,491

Deferred Income Taxes	757	855

Accrued Pension	208	233

Long-Term Debt	—	4,281

Commitments and Contingencies (See Note 11)

Shareholders’ Equity
Preferred stock, Class C, no shares outstanding	—	—
Common stock-$.01 par value;
Shares authorized – 10,000,000 in 2003 and 2002
Shares issued – 3,246,039 in 2003 and 2002
Shares outstanding 3,190,144 in 2003 and 3,189,784 in 2002	32	32
Additional paid-in capital	21,504	21,513
Note receivable	(336)	(316)
Accumulated other comprehensive loss	(921)	(1,095)
Retained earnings	2,034	3,501

	22,313	23,635
Less treasury shares, at cost, 46,030 in 2003 and 56,030 in 2002	(411)	(500)

Total Shareholders’ Equity	21,902	23,135

	$37,531	$39,995

See notes to consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Operations

	Years Ended
(Amounts in thousands, except per share data)	December 27, 2003	December 28, 2002	December 29, 2001
Net sales	$141,678	$137,827	$132,833
Cost of products sold	102,926	100,393	97,518

Gross profit	38,752	37,434	35,315
Sales and marketing expenses	11,803	10,814	11,908
General and administrative expenses	28,628	25,009	25,638

Operating (loss) income	(1,679)	1,611	(2,231)
Interest expense, net	158	241	209

(Loss) income before income taxes	(1,837)	1,370	(2,440)
Income tax benefit (provision)	370	(392)	803

Net (loss) income	$(1,467)	$978	$(1,637)

Basic and diluted net (loss) income per share	$(0.46)	$0.31	$(0.52)

Weighted average number common shares outstanding:
Basic	3,190	3,168	3,144

Diluted	3,190	3,184	3,144

See notes to consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Shareholders’ Equity and Other Comprehensive Loss

Years Ended December 27, 2003, December 28, 2002 and December 29, 2001

	Common Stock		Treasury Stock		Additional Paid-In Capital	Note Receivable	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Comprehensive Loss
(Amounts in thousands)	Shares	Amount	Shares	Amount
December 30, 2000	3,246	$32	145	$(1,287)	$21,700	$—	$—	$4,144	$24,589
Net loss	—	—	—	—	—	—	—	(1,637)	(1,637)	$(1,637)
Stock options/compensation	—	—	(53)	467	(152)	—	—	16	331
Issuance of note receivable	—	—	—	—	—	(281)	—	—	(281)
Interest on note receivable	—	—	—	—	—	(17)	—	—	(17)

Balance December 29, 2001	3,246	32	92	(820)	21,548	(298)	—	2,523	22,985	$(1,637)

Net Income	—	—	—	—	—	—	—	978	978	$978
Issuance (repurchase) of stock	—	—	(36)	320	(53)	—	—	—	267
Interest on note receivable	—	—	—	—	18	(18)	—	—	—
Minimum pension liability, net of $650 income tax benefit	—	—	—	—	—	—	(1,095)	—	(1,095)	(1,095)

Balance December 28, 2002	3,246	32	56	(500)	21,513	(316)	(1,095)	3,501	23,135	$(117)

Net Loss	—	—	—	—	—	—	—	(1,467)	(1,467)	$(1,467)
Issuance of stock	—	—	(10)	89	(29)	—	—	—	60
Interest on note receivable	—	—	—	—	20	(20)	—	—	—
Minimum pension liability, net of $102 income tax benefit	—	—	—	—	—	—	174	—	174	(174)

Ending Balance December 27, 2003	3,246	$32	46	$(411)	$21,504	$(336)	$(921)	$2,034	$21,902	$(1,641)

See	notes to consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Consolidated Statements of Cash Flows for the Years

	Years Ended
(Amounts in thousands)	December 27, 2003	December 28, 2002	December 29, 2001
Cash Flows From Operating Activities
Net (loss) income	$(1,467)	$978	$(1,637)
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,708	3,080	3,005
Provision for bad debt	2,249	740	367
Deferred income taxes	(446)	406	(798)
Loss on disposal of property, plant and equipment	174	55	—

Changes in operating assets and liabilities
Accounts receivable	(564)	(963)	(3,726)
Inventories	(401)	(401)	(1,275)
Other assets	478	880	563
Accounts payable	771	(4,994)	966
Other liabilities	1,334	(251)	182

Net cash flows provided by (used in) operating activities.	4,836	(470)	(2,353)

Cash Flows From Investing Activities
Property, plant and equipment acquired	(1,935)	(1,118)	(1,468)

Net cash flows used in investing activities	(1,935)	(1,118)	(1,468)

Cash Flows From Financing Activities
Net borrowings on revolving line of credit	—	4,281	—
Proceeds from exercise of options	60	16	35
Cash overdraft	(1,254)	1,632	—
Repayments of long-term debt	(1,706)	(5,076)	(612)

Net cash flows (used in) provided by financing activities	(2,900)	853	(577)

Increase (decrease) in cash	1	(735)	(4,398)
Cash at beginning of year	100	835	5,233

Cash At End Of Year	$101	$100	$835

See notes to consolidated financial statements.

MOORE MEDICAL CORP. & SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Fiscal 2004 Developments

On January 19, 2004, Moore Medical Corp. (the “Company” or “Moore Medical”) entered into an Agreement and Plan of Merger (the “Merger”) with McKesson Corporation (“McKesson”). Pursuant to the terms of the Merger, McKesson will acquire each outstanding share of Moore Medical common stock for $12.00 in cash, or approximately $40 million in aggregate. Moore Medical shareholder approval is required to consummate the Merger and a meeting to obtain shareholder approval has been scheduled for March 30, 2004. The acquisition is expected to be completed in the Company’s second fiscal quarter of 2004. Upon consummation of the Merger, Moore Medical will become a wholly-owned subsidiary of McKesson. The Company incurred legal and consulting fees of approximately $0.5 million during fiscal 2003 related to the proposed Merger between the Company and McKesson.

General - Moore Medical is an Internet-enabled, integrated multi-channel marketer and distributor of medical, surgical and pharmaceutical products to health care practices and facilities in non-hospital settings nationwide, including: physicians, emergency medical technicians, schools, correctional institutions, municipalities, occupational/industrial health doctors and nurses, and other specialty practice communities. The Company markets and serves our customers through direct mail, industry-specialized telephone support staff, field sales representatives, customer community affiliates and the Internet. Its direct marketing and distribution business has been in operation for 55 years. The Company operates principally from three distribution facilities located in the United States with nearly 100% of its revenues from customers in the United States.

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

Fiscal Year - The Company’s fiscal year ends on the Saturday closest to December 31. The fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 were comprised of 52 weeks.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Subsequent actual outcomes could differ from those estimated and assumed. The more significant estimates and assumptions used by management in the preparation of the financial statements relate to the reserves established for uncollectible accounts receivable, obsolete and slow moving inventory and certain accrued liabilities.

Cash and Cash Equivalents – Represents a certificate of deposit with a bank, scheduled to mature in fiscal 2004.

Allowance for Doubtful Accounts – The Company is required to use substantial judgment in estimating the collectibility of its accounts receivable. This estimate is based on various factors, including the length of time receivables are past due, economic conditions and historical experience.

Inventories - Inventories, consisting of products purchased for resale, are stated at the lower of average cost or market value. Market values are based on the net realizable value.

Property and Equipment – Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
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

Impairment of Long-Lived Assets – The Company regularly evaluates the recoverability of the net carrying value of its property and equipment when an indicator of impairment is present by comparing the carrying values to the estimated future undiscounted cash flows and fair value of the long-lived asset. An impairment loss is recognized when the carrying value of the long-lived asset exceeds its undiscounted future cash flows. The impairment write-down would be the difference between the carrying amounts and the fair value of these long-lived assets. A loss on impairment would be recognized through a charge to earnings. No impairment losses have been recognized during the fiscal years ended December 27, 2003, December 28, 2002 or December 29, 2001.

Goodwill - Goodwill is included in other assets. As a result of adopting Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but the future economic benefit of the carrying value of goodwill is reviewed annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable based on a fair value measurement, an impairment loss would be recorded in the period so determined. No impairment losses have been recognized during the years ended December 27, 2003, December 28, 2002 or December 29, 2001.

Revenue Recognition - Revenues are recorded upon transfer of title to customers. Revenue from freight charged to customers is recognized when products are shipped. The Company makes estimates and assumptions and uses judgment relating to estimates for product returns in the period the related sales are recorded.

Discounts – Sales discounts are negotiated with customers prior to billing and revenue is initially recorded net of negotiated sales discounts.

Product Returns – Customer returns have historically been insignificant. However, the Company does record a liability for the insignificant amount of estimated sales returns based upon historical experience. The Company’s specific return policies include accepting returns for damaged and expired products.

Advertising - The cost of direct response catalog advertising is deferred and amortized over the period of expected revenues. Direct response catalog advertising consists primarily of catalog production expenses and related postage costs. Catalogs are effective for varying time periods but the largest catalogs are generally effective for less than a year. Advertising expenses reimbursed under vendor advertising programs from vendors are recognized in the period the catalog is shipped. At December 27, 2003 and December 28, 2002, approximately $283,000 and $391,000, respectively, of direct response advertising costs were deferred and included in other noncurrent assets. Direct response advertising costs totaled approximately $1,676,000, $2,561,000 and $4,579,000, net of advertising reimbursement from vendors of approximately $1,133,000, $872,000 and $460,000, in fiscal years 2003, 2002 and 2001,respectively.

Freight – The Company records freight costs in accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. Amounts billed to customers upon shipment of product are recorded as revenue. Freight costs billed and not billed to customers are recorded in cost of products sold.

Income Taxes - The liability method is used to calculate deferred income taxes. Under this method, deferred income tax assets and liabilities are recognized for temporary differences between the financial statement and tax bases of assets and liabilities, using applicable tax rates, and on tax carryforwards.

Derivative Instruments and Hedging Activities – The Company records derivatives on the balance sheets as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the consolidated statements of operations or as accumulated other comprehensive income (loss), depending on the use of the derivatives and whether they qualify for hedge accounting. In order to qualify for hedge accounting, the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge.

Basic and Diluted Net (Loss) Income Per Share - Basic earnings per share computations are determined based on the weighted average number of shares outstanding during the period. The effect of the exercise and conversion of all diluted securities, including stock options, are included in the diluted earnings per share calculation if the effect of assumed conversion has a dilutive effect.

Stock Based Compensation – The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was included in the determination of net (loss) income for the fiscal years ended 2003, 2002 and 2001 since the exercise price of options was not below fair market value at the date of the grant. The following table illustrates the impact on net (loss) income for the periods presented had the Company recorded stock-based compensation using a fair value based method for the determination of net (loss) income. The amounts presented below for the years ended December 28, 2002 and December 29, 2001 have been restated from amounts previously reported.

(amounts in thousands, except share data):

	Years Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Net (loss) income	$(1,467)	$978	$(1,637)

Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(91)	(149)	(175)

Pro-forma net (loss) income	$(1,558)	$829	$(1,812)

Basic (loss) income per share:
As reported	$(0.46)	$0.31	$(0.52)
Pro-forma	$(0.48)	$0.26	$(0.58)

Diluted (loss) income per share
As reported	$(0.46)	$0.31	$(0.52)
Pro-forma	$(0.48)	$0.26	$(0.58)

The fair value is estimated based on the Black Scholes option-pricing model. The weighted average assumptions for each of the fiscal years ended 2003, 2002 and 2001 are as follows:

	Years Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Volatility	40%	41%	50%
Risk-free rate of return	3.0%	3.0%	5.7%
Dividend yield	—	—	—
Expected average life (years)	5	5	4-5

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

Note 3 - Goodwill

The initial evaluation of goodwill for impairment was performed as of January 1, 2002. An annual evaluation is performed to test for goodwill impairment by applying a fair value based test. The Company recorded no impairment losses in fiscal 2003, 2002 and 2001.

Included in other noncurrent assets is goodwill of $1.7 million at December 27, 2003 and December 28, 2002, which represent the excess of the purchase price paid over the fair value of the net assets acquired in the acquisitions of Podiatry Online and MERGInet Medical Resources.

The following table shows the changes in carrying value of goodwill:

Amounts in thousands	2003	2002
Carrying value, beginning of year	$1,724	$974
Acquisition of Podiatry Online	—	750

Carrying value, end of year	$1,724	$1,724

Comparative information as if goodwill had not been amortized follows:

	Years Ended
(in thousands, except per share information)	December 27, 2003	December 28, 2002	December 29, 2001
Reported net (loss) income	$(1,467)	$978	$(1,637)
Goodwill amortization, net of tax	—	—	92

Adjusted net income (loss)	$(1,467)	$978	$(1,545)

Basic and diluted earnings per share:
Reported basic and diluted (loss) earnings per share	$(0.46)	$0.31	$(0.52)
Goodwill amortization	—	—	0.03

Adjusted basic and diluted earnings (loss) per share	$(0.46)	$0.31	$(0.49)

As described in Note 7, the Company recorded an intangible pension asset of approximately $18,000 and $23,000 at December 27, 2003 and December 28, 2002, respectively, as a result of the accumulated benefit obligation exceeding plan assets.

Note 4 - Earnings Per Share

A reconciliation of shares used in calculating basic and diluted EPS follows (in thousands):

	Years Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Basic EPS	3,190	3,168	3,144
Effect of assumed conversion of employee stock options	—	16	—

Diluted EPS	3,190	3,184	3,144

Employee stock options to purchase approximately 211,000 and 265,000 shares of common stock were outstanding during fiscal 2003 and 2001, but were excluded from the calculation of diluted EPS due to being anti-dilutive.

Note 5 – Property and Equipment

Property and equipment and accumulated depreciation are summarized as follows:

Amounts in thousands	2003	2002
Equipment	$3,719	$3,839
Furniture & fixtures	843	877
Computer equipment and software	15,364	14,378
Leasehold improvements	2,877	3,038

	22,803	22,132
Less: accumulated depreciation	(17,496)	(15,878)

	$5,307	$6,254

Depreciation expense on property and equipment was $2,708,000, $3,080,000 and $2,867,000 in fiscal 2003, 2002 and 2001, respectively.

Note 6 – Debt

On January 26, 2001, the Company entered into a collateralized bank financing agreement (the “Loan Agreement”), which provides up to a $15 million revolving line of credit which was to mature on January 26, 2004. On November 6, 2003, the Company amended the $15 million loan agreement with its lender and extended the maturity date to June 30, 2006. Interest is charged at the prime rate, plus or minus 25 basis points or, at the option of the Company, at the LIBOR rate plus a margin ranging from 1.5% to 2.0% depending on the financial leverage of the Company. The Company pays a commitment fee ranging from 0.20% to 0.30% per annum on the unused line of credit. With the exception of the $0.1 million certificate of deposit, all amounts of cash and cash equivalents are required to be offset against outstanding borrowings on the loan agreement.

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

At December 27, 2003, the Company was in violation of the earnings before interest, taxes, depreciation and amortization (“EBITDA”) financial covenant contained in its revolving line of credit agreement for the fourth quarter of fiscal 2003. On March 23, 2004, the Company’s lender waived the EBITDA financial covenant violation for the two quarters ending December 27, 2003. Additionally, the Merger with McKesson allows the lender to exercise certain rights with respect to the Loan Agreement. In February 2004, the Company repaid the amounts outstanding on the Loan agreement. The Company has been notified by McKesson that McKesson does not intend to use the Loan Agreement subsequent to the completion of the Merger.

In addition, the Company was in violation of the earnings before interest and taxes (“EBIT”) financial covenant contained in the Loan Agreement for the quarters ended March 29, 2003 and June 28, 2003. The Company received a waiver from its lender for the covenant violation at March 29, 2003. For the covenant violation at June 28, 2003, the Company and its lender amended certain financial covenants effective for the quarter ended June 28, 2003. As of June 28, 2003, the Company was in compliance with the EBIT financial covenant, as amended.

At December 28, 2002, the Company was in violation of the consolidated tangible net worth and (“EBIT”) financial covenants contained in the Loan Agreement for the fourth quarter of fiscal 2002. On March 27, 2003, the Company and its lender amended certain financial covenants and conditions of the Loan Agreement effective for the period ended December 28, 2002, including the consolidated tangible net worth and EBIT financial covenants. As of December 28, 2002, the Company was in compliance with the financial covenants, as amended.

On February 1, 2001, the Company signed an agreement with the U.S. Government settling a pricing error by its former wholesale division under federal supply contracts entered into in 1991. In 1997, the Company voluntarily disclosed the error to the Government and established a $3.8 million reserve. In the fourth quarter of 2000, an additional $2.5 million reserve was recorded for the liability and associated legal costs. In settlement, the Company agreed to pay the government a total of $5.2 million (“government settlement note”), including $0.5 million on signing, and $4.7 million over five years. On February 13, 2002, the Company utilized approximately $4.6 million of its revolving line of credit to pay off the government settlement note.

On February 15, 2002, the Company purchased a 30-month interest rate cap in the notional amount of $3.0 million with a cap rate of 4.0% to hedge against an increase in interest rates. The Company paid a $56,000 premium to enter into the cap. The premium payment was recorded as an asset in accordance with SFAS No. 133, as amended, “Accounting for Derivatives and Hedging Activity.” Under this standard, all derivative instruments are recorded at fair value on the balance sheets and all changes in fair value are recorded to earnings or to shareholders’ equity through other comprehensive income (loss). The fair value of the interest rate cap at December 27, 2003 and December 28, 2002 was $0.

The weighted average interest rate on all borrowings was 4.1% and 5.3% for fiscal 2003 and 2002, respectively. Cash payments for interest totaled approximately $163,000, $265,000 and $206,000 in fiscal 2003, 2002 and 2001 respectively.

Note 7 - Employee Benefits

All employees meeting eligibility requirements participate in the Company’s defined benefit pension plan under which pension benefits are based on the employee’s highest consecutive five-year average annual compensation. The Company’s funding policy is to comply with the minimum funding requirements set by the Employee Retirement Income Security Act of 1974, as amended (ERISA).

Obligations and Funded Status at December 27, 2003 and December 28, 2002:

Amounts in thousands	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,417	$4,471
Service cost	459	350
Interest cost	373	360
Actuarial loss	776	1,050
Benefits paid	(240)	(814)

Benefit obligation at end of year	$6,785	$5,417

Change in plan assets
Fair value of plan assets at beginning of year	$3,626	$4,184
Actual return on plan assets	975	(265)
Employer contribution	475	521
Benefits paid	(240)	(814)

Fair value of plan assets at end of year	$4,836	$3,626

Funded Status	$(1,949)	$(1,791)
Unrecognized net actuarial loss	2,592	2,703
Unrecognized prior service cost	18	23

Net amount recognized	$661	$935

Amounts recognized in the balance sheet consist of:

Amounts in thousands	2003	2002
Accrued pension liability	$(825)	$(832)
Intangible asset	18	23
Accumulated other comprehensive loss	1,468	1,744

	$661	$935

Information for pension plans with an accumulated benefit obligation in excess of plan assets

Amounts in thousands	2003	2002
Projected benefit obligation	$6,785	$5,417
Accumulated benefit obligation	$5,661	$4,458
Fair value of plan assets	$4,836	$3,626

Components of Net Periodic Benefit Cost

Amounts in thousands	2003	2002	2001
Service cost	$459	$350	$358
Interest cost	373	360	345
Expected return on plan assets	(362)	(395)	(433)
Amortization prior service cost	5	5	5
Recognized net actuarial loss	274	144	—

Net periodic benefit cost	$749	$464	$275

Additional Information

Amounts in thousands	2003	2002
(Decrease) increase in minimum liability included in other comprehensive loss	$(174)	$1,095

Weighted-Average Assumptions as of Period Ending

	2003	2002
Discount Rate	6.25%	6.75%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increases	4.00%	4.00%

The expected return on plan assets is determined on an annual basis, with input from the Company as well as an outside pension consultant. Every attempt is made to maintain a long-term investment horizon (e.g., 10 years or more) in developing the expected rate of return assumption, and the impact of current/short-term market factors is not permitted to exert a disproportionate influence on the process. The expected return on plan assets does not represent the forecasted return for the near term; rather, it represents a best estimate of normalized capital market returns over the next decade or more, based on the target asset allocation in effect.

Plan Assets

Pension plan weighted-average asset allocations at December 27, 2003 and December 28, 2002, and target allocation for fiscal 2004, by category are as follows

	Target 2004	2003	2002
Asset Category
Equity securities	65%	67%	64%
Debt securities	35%	33%	36%
Other

Asset Allocation Constraints: Because of their liquidity, diversification and cost efficiency, the trustees of the Company’s defined pension benefit plan (the Trustees”) have elected to use mutual funds as the investment vehicles for Plan assets. The Trustees believe that the Plan’s risk and liquidity posture is a function of asset class mix. The Trustees have reviewed the long-term performance characteristics of various asset classes, focusing on balancing the risks and rewards of market behavior. The following asset classes were selected:

•	Domestic mid-large capitalization equities

•	Domestic small capitalization equities

•	International equities – developed and emerging countries

•	Fixed Income securities

Based on the Plan’s time horizon, risk tolerances, performance expectations, and asset class preferences, an efficient portfolio has been developed. The strategic asset allocation of the Plan is as follows:

	Asset Allocation
	Lower Limit	Strategic Allocation	Upper Limit
Domestic mid-large capitalization equities	35%	45%	55%
Domestic small capitalization equities	5%	10%	15%
International equities	5%	10%	15%

Total Equity		65%

Fixed income:
Bonds & money market	30%	35%	40%

Total Fixed Income		35%

Rebalancing of Strategic Allocation: The percentage allocation to each asset class may vary depending on market conditions. At no time will the tactical mix exceed 70% equity. The investment portfolio will be re-balanced semi-annually or as contributions/withdrawals occur throughout the year. Asset transfers, liquidations and purchases to achieve the desired asset allocation are approved by the Trustees when these events occur.

Cash Contributions

The Company expects to contribute approximately $590,000 to its pension plan during fiscal 2004 (see Note 13).

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Years	Amounts in thousands
2004	$20
2005	32
2006	53
2007	75
2008	97
2009 – 2013	1,208

Provisions of SFAS No. 87, “Employers’ Accounting for Pensions”, require the recognition of an additional liability and related intangible asset if the accumulated benefit obligation exceeds plan assets. At December 27, 2003 and December 28, 2002, $825,000 and $832,000, respectively, was recorded as a liability with a related intangible asset of $18,000 and $23,000, respectively. The additional liability exceeded the unrecognized prior service cost resulting in a reduction in shareholders’ equity of $0.9 million and $1.1 million, net of $0.5 million and $0.6 million of income taxes at December 27, 2003 and December 28, 2002, respectively.

In addition to the pension plan, the Company has a 401(k) defined contribution retirement plan available to employees meeting eligibility requirements. This plan provides for Company non-discretionary matching contributions in an amount equal to 50% of employee pretax contributions subject to a maximum of 6% of employee’s eligible compensation contributed to the plan. The plan allows for the Company to reduce its expense to the plan with amounts forfeited by non-vested terminated employees. The Company’s expense in connection with this plan for fiscal years 2003, 2002 and 2001 amounted to approximately $224,000, $30,000 and $139,000, respectively.

Note 8 - Income Taxes

The income tax benefit (provision) consists of the following:

Amounts in thousands	2003	2002	2001
Current
Federal	$(76)	$50	$—
State	—	(36)	(20)

Total current	(76)	14	(20)

Deferred
Federal	504	(561)	817
State	(58)	155	6

Total deferred	446	(406)	823

Total (provision) benefit	$370	$(392)	$803

A reconciliation of the statutory federal income tax rate to the effective income tax rate as a percentage of pretax income is as follows:

	2003	2002	2001
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	0.8	(5.4)	1.9
Valuation allowance	(2.9)	(4.2)	(2.2)
Enacted tax law changes	—	1.6	—
Goodwill	—	1.0	—
Unconsolidated subsidiary	—	2.1	—
Merger expenses	(4.6)	—	—
Other – net	(7.2)	(0.5)	(0.8)

Effective income tax rate	20.1%	28.6%	32.9%

The effective income tax rates of 20.1%, 28.6% and 32.9% in fiscal 2003, 2002 and 2001, respectively, were lower than the Federal statutory rate due primarily to certain non-deductible expenses and changes in the valuation allowance on the state net operating losses and tax credits

Deferred income tax assets and liabilities at the end of each year consist of the tax effects of temporary differences related to the following:

Amounts in thousands	2003	2002
Allowance for doubtful accounts	$566	$455
Inventories	498	532
Accrued expenses	131	38
Federal and State NOLs and tax credits	1,492	1,329
Accrued Pension	106	306
Other	9	91

Deferred Tax Assets	2,802	2,751

Accumulated depreciation	(1,135)	(1,441)
Deferred advertising	(104)	(144)

Deferred Tax Liabilities	(1,239)	(1,585)

Net deferred tax asset before valuation allowance	1,563	1,166
Valuation allowance on State NOLs and tax credits	(203)	(150)

Net deferred tax asset	$1,360	$1,016

The Company had federal net operating loss carryforwards of $2,685,000 and $2,177,000 and state net operating loss carryforwards of $6,742,000 and $8,340,000 at December 27, 2003 and December 28, 2002, respectively. A valuation allowance of $203,000 and $150,000 was provided against state net operating loss carryfowards and state income tax credits carryfowards at December 27, 2003 and December 28, 2002, respectively. The federal net operating loss carryforwards begin to expire in 2020 and continue through 2023. The state net operating loss carryforwards begin to expire in 2004 and continue through 2021.

Income tax payments totaled approximately $36,000, $45,000 and $0 in fiscal 2003, 2002 and 2001, respectively.

Note 9 - Shareholders’ Equity

The Company’s Board of Directors, with shareholders’ approval, adopted, as of June 22, 2000, an “Amendment of Certificate of Incorporation to increase authorized Common Stock.” Authorized Shares of Common Stock were increased to 10 million shares and Class A Preferred Stock and Class B Preferred Stock were eliminated.

In July 2002, the Company issued 33,566 shares of treasury stock valued at $250,000 in connection with the acquisition of the remaining 49% interest of Podiatry Online (See Note 2).

At December 27, 2003, the Company had Class C Preferred Stock, $1.00 par value, 1,000,000 shares authorized of which 35,000 shares have been designated as a Series I Junior Participating Preferred Stock. No shares were outstanding at December 27, 2003 or December 28, 2002.

In November 1998, the Company adopted a successor Shareholder Rights Plan and declared a dividend distribution, effective March 17, 1999, of one Preferred Stock Purchase Right (the “Rights”) for each outstanding share of common stock. The Rights will become exercisable, with certain exceptions, only if a party or group acquires or announces an offer to acquire 15% or more of the Company’s common stock. When exercisable, with some exceptions, each Right will entitle its holder (other than the party or group acquiring 15% or more or offering to acquire 15% or more of the common stock) to buy one one-hundredth of a share of a Series I Junior Participating Preferred Stock at a purchase price of $70.00. Upon the occurrence of certain events, Rights holders (other than such party or group) will be entitled to purchase either preferred stock of the Company or shares of the acquiring company at half of their market value. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time prior to the earlier of the expiration of the Rights in March 2009 or ten days following the acquisition of or offer for 15% of the Company’s common stock. In connection with the proposed Merger with McKesson, the Company entered into an amendment to its Shareholder Rights Plan dated as of January 19, 2004 pursuant to which McKesson and its affiliates and associates are exempt from the provisions of the Shareholders Rights Plan.

On January 11, 2001, the Company’s Board of Directors authorized transfer of 50,000 shares of common stock from its treasury to Linda M. Autore in consideration of Ms. Autore’s promissory note, maturing on January 11, 2004, collateralized by said shares in the principal amount of $281,250, bearing interest at 6.0%, compounded annually, pursuant to the terms and conditions set forth in an Executive Compensation Agreement and Recourse Promissory Note and Pledge Agreement, each dated January 11, 2001. Subsequent to December 27, 2003, Ms. Autore paid the Company $336,538 in settlement of all principal and interest amounts due on the promissory note.

On September 17, 2001, the Company adopted a stock repurchase program to purchase, at the Board of Directors discretion, up to $2 million of its common stock in the open market, through private transactions or otherwise. This stock repurchase program shall remain in effect until the $2 million is used by the Company to repurchase shares of its common stock, unless the Board of Directors or its Executive Committee terminates the program before then. As of December 27, 2003, no shares of common stock have been repurchased under this program.

Note 10 - Stock Options

In 2000, the Company’s Board of Directors, with the shareholders’ approval, adopted the “2000 Incentive Compensation Program” for directors, officers, employees, consultants, independent contractors and agents of the Company. Stock options awarded under the program shall be “non-qualified stock options” vesting equally over four years commencing one year from the date of the grant and expiring over five years from the grant date. This program may not exceed 505,000 shares, and approximately 382,000 shares were available for grant at December 27, 2003. Effective from the date of said approval, no new options shall be granted under a “prior plan” (1992 incentive stock plan and 1998 non-qualified plans) of Moore Medical.

The Company’s Board of Directors adopted and approved the 1998 Stock Incentive Plan that authorized stock option grants for 150,000 shares to directors, officers and key employees. The plan authorized and permitted the granting of non-qualified stock options of the Company’s stock vesting equally over four or five years commencing one year from the date of the grant and expiring five years from the grant date.

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

The following is a summary of changes in options under the Company’s stock option plans:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	252,300	$9.11	272,700	$9.29	267,600	$9.92
Granted	24,000	7.53	51,400	7.81	148,100	7.51
Canceled	(79,500)	9.62	(69,300)	8.58	(140,500)	8.89
Exercised	(10,000)	6.00	(2,500)	6.76	(2,500)	6.76

Outstanding at year end	186,800	$8.85	252,300	$9.11	272,700	$9.29

Exercisable	100,800	$9.82	124,625	$10.02	82,250	$10.82

The average fair value of options granted during the years ended December 27, 2003, December 28, 2002 and December 29, 2001 were $1.60, $2.30 and $4.30, respectively.

The following is a summary of options outstanding at December 27, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding At Year End	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable at Year End	Weighted- Average Exercise Price
$ 6.00 - $ 9.25	137,700	2.7	$7.82	58,450	$8.30
$ 9.26 - $11.25	27,000	1.2	$10.50	20,250	$10.50
$11.26 - $14.25	22,100	0.3	$13.21	22,100	$13.21

	186,800			100,800

Note 11 - Commitments and Contingencies

The Company leases its various facilities such as its distribution centers, office facilities and certain equipment. Certain lease commitments provide that the Company pay taxes, insurance, and maintenance expenses relating to the leased assets. Rental expense approximated $1,563,000, $1,664,000, and $1,949,000 in fiscal 2003, 2002, and 2001, respectively. As of December 27, 2003, future minimum payments for all operating leases are as follows: 2004, $1,170,000; 2005, $448,000; 2006, $323,000; 2007, $220,000; 2008, $224,000; thereafter, $926,000.

On July 31, 2003, the Company received an unfavorable court judgment requiring the Company to pay the legal fees of the plaintiff in a lawsuit filed against the Company by the estate of a former employee. The lawsuit related to employee benefits administration in 1993. In January 2004, the plaintiff filed a petition for a writ of certiorari with the United States Supreme Court to appeal the court judgment. On February 23, 2004, the Company was notified that the plaintiff’s petition for a writ of certiori was denied. The Company recorded $245,000 of general and administrative expense in the fiscal year ended December 27, 2003 related to this judgment. The Company does not expect any additional material adverse financial effect related to this judgment.

The Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

Note 12 - Recent Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. On November 5, 2003, the FASB issued FSP 150-3 which deferred the effective date of SFAS No. 150 indefinitely for certain mandatorily redeemable non controlling interests. In addition, on November 7, 2003, the FASB issued FSP No. 150-4, which states that employee stock ownership plan shares (“ESOP”) which are mandatorily redeemable or free-standing agreements to repurchase ESOP shares are not within the scope of Statement 150.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees. The provisions of FIN No. 45 are effective for financial statements issued after December 15, 2002.

In January 2003, the FASB issued FIN No. 146, Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51 (Revised in December 2003). FIN No. 46(R) clarifies rules for consolidated of special purpose entities.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans.

The adoption of these statements did not have a material impact on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

Note 13 – Subsequent Event

On March 15, 2004, the Company notified all employees participating in the Moore Medical Corp. Defined Benefit Pension Plan (the “Plan”) and all former employees who are entitled to receive benefits from the Plan, that subject to the consummation of the Merger with McKesson, the Company will freeze all participation and benefit accruals in the Plan effective on the later of March 31, 2004 or about the date of completion of the Merger with McKesson, which is expected to occur on April 1, 2004.

Note 14 - Selected Quarterly Information (Unaudited)

Amounts in thousands, except per share data	Net Sales	Gross Profit	Net (Loss) Income	Net (Loss) Income Per Basic Share
2003
First	$33,613	$9,094	$(164)	$(0.05)
Second	35,911	9,885	(577)	(0.18)
Third	38,102	10,224	484	0.15
Fourth	34,052	9,549	(1,210)	(0.38)

Year	$141,678	$38,752	$(1,467)	$(0.46)

2002
First	$32,437	$8,996	$195	$0.06
Second	33,441	9,174	281	0.09
Third	37,032	10,255	643	0.20
Fourth	34,917	9,009	(141)	(0.04)

Year	$137,827	$37,434	$978	$0.31

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 10, 2003, the Board of Directors of Moore Medical Corp. upon recommendation of the Audit Committee, dismissed PricewaterhouseCoopers LLP as the Company’s certified public accountants and engaged Deloitte & Touche LLP to serve as the Company’s certified public accountants to audit the Registrant’s financial statements for the fiscal year ending December 27, 2003.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, including the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this annual report. As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s chief executive officer and chief financial officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter covered by this annual report.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Certain Information Regarding Directors

The following table gives information as of December 27, 2003 concerning the persons that are now members of the Board of Directors. Their current term of office expires at the election and qualification of their successors at the Annual Shareholders Meeting.

Name	Age	Title

Linda M. Autore	53	President and Chief Executive Officer, Director

Christopher W. Brody	59	Director

Peter A. Derow	63	Director

Steven Kotler	57	Director

Robert H. Steele	65	Chairman of the Board

Wilmer J. Thomas, Jr.	77	Director

Dan K. Wassong	73	Director

Ms. Autore is President and Chief Executive Officer and has been a director of Moore Medical since August 1999. Ms. Autore joined Moore Medical in October 1998 as Senior Vice President Sales and Marketing. She was elected a Member of Office of the President (Chief Executive Office) and to her present position in 1999. Prior to joining Moore Medical, she was Senior Vice President, Worldwide Marketing of Intellution, Inc., a division of Emerson Electric Corp., now a division of GE Finance, from 1997 to 1998. Prior thereto, Ms. Autore was a business development and marketing consultant and also held sales and marketing management positions of increasing responsibility at IBM Corp. for fifteen years.

Mr. Brody has served as a director of Moore Medical since February 2000. Mr. Brody has been the Chairman of Vantage Partners, LLC, a private investment firm since January 1999. From 1971 through 1998, Mr. Brody was a partner of Warburg, Pincus & Co. Mr. Brody serves as a director of Intuit, Inc. and several privately held companies. He is the former Chairman of the National Venture Capital Association.

Mr. Derow has served as a director since November 2001. He serves as a director of CACI, Inc. and several other privately held companies. During a 35-year career in the media and communications industries, he served as President and CEO of Newsweek, Inc. and a director of the Washington Post Company, President and CEO of CBS Publishing Group, a director of CBS, Inc. and President and CEO of Institutional Investor, Inc. a wholly-owned subsidiary of Capital Cities/ABC, Inc.

Mr. Kotler has served as a director since 1977. Mr. Kotler has been the Vice Chairman of Gilbert Global Equity Partners, a private equity firm since 2000. He was formerly Co-Chairman, President and Chief Executive Officer of Schroder & Co. (investment bankers). Mr. Kotler is a director of Del Laboratories, Inc., a cosmetic and drugs company.

Mr. Steele became a director of Moore Medical in 1981. He has served as Chairman of the Board since February 1998. Mr. Steele is Vice Chairman of John Ryan Company, an international financial services marketing firm and has so served since 1997. Mr. Steele is a member of the Board of Directors of NLC Companies (insurance), Scan Optics, Inc. (data entry), Smart Serv OnLine, Inc. (web and wireless service provider) and the New York Mercantile Exchange.

Mr. Thomas has been a director of Moore Medical since 1977. He is a private investor and financial consultant. Mr. Thomas is also a director and the Vice Chairman of American Country Holding Co. (insurance).

Mr. Wassong became a director of Moore Medical in 1994. He is Chairman, President and Chief Executive Officer of Del Laboratories, Inc., a cosmetic and drugs company. Mr. Wassong is also a director of Southern Union Company, a gas utility company.

Executive Officers

Set forth below are the names, ages and positions of the executive officers of the Company.

Name	Age	Position
Linda M. Autore	53	President and Chief Executive Officer
Jon Garrity	42	Senior Vice President of Supply Chain and Customer Support
John Zinzarella	38	Vice President of Finance, Treasurer and Chief Financial Officer

Mr. Garrity has served as Senior Vice President of Supply Chain since October 1, 2001. Mr. Garrity joined the Company as Vice President of Supply Chain in June 2000. Prior to joining Moore Medical, he was Vice President of Logistics for Remington Products from 1998 to 2000 and with the BIC Corporation from 1989 to 1998 in various supply chain capacities.

Mr. Zinzarella is a certified public accountant who joined Moore Medical in October 2001 as Vice President, Controller and Chief Accounting Officer. On July 12, 2002, he assumed the role of Interim Chief Financial Officer. On November 14, 2002, the Moore Medical Board of Directors elected him Vice President of Finance, Treasurer and Chief Financial Officer. Prior to joining Moore Medical, he held various financial management positions with Aventis Pasteur from 1999 to 2001 and Wyeth Ayerst Laboratories from 1991 to 1999. Prior to 1991, he began his career with Ernst & Young and was a member of its audit group.

The Company has adopted a code of ethics that applies to the Company’s chief executive officer, chief financial officer, controller and other financial officers who perform similar functions. The Company’s code of ethics can be found on the Company’s Internet website at www.mooremedical.com.

ITEM 11. Executive Compensation

Executive Compensation

The following table sets forth the annual and long-term compensation for the fiscal year ended December 27, 2003 and for the two prior fiscal years for Linda M. Autore, the Company’s President and Chief Executive Officer, the two other executive officers of the Company (the “Named Officers”), two Vice Presidents who served in such capacity on December 27, 2003 and whose total annual compensation exceeded $100,000 in said fiscal year and the compensation paid to the former Executive Vice President and Chief Information Officer. The Company has not granted stock appreciation rights.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation
		($)	($)	(#)	($)
Linda M. Autore, President and Chief Executive Officer since August 17, 1999, Member Office of the President (Chief Executive Office) June 15, 1999–August 17, 1999, Senior Vice President Sales and Marketing since October 1998	2003 2002 2001	306,617 295,550 279,567	— 27,957 —	— — —	4,800 18,069 4,800	(1) (2) (1)

Jerry Flasz, Executive Vice President and Chief Information Officer since January 2001	2003 2002 2001	180,000 225,000 193,896	— 20,192 —	— — 20,000	65,593 4,800 4,365	(3) (1) (1)

Jon Garrity, Senior Vice President of Supply Chain since November 2001, Vice President of Supply Chain from June 2000 until November 2001	2003 2002 2001	207,692 190,769 153,692	— 13,832 —	— — 10,000	4,800 4,800 4,611	(1) (1) (1)

Tim Kardish, Vice President Marketing & Sales, Public Sector & Occupational Health since November 2002	2003 2002 2001	186,923 13,154 —	— — —	— — —	4,800 — —	(1)

John M. Zinzarella, Vice President of Finance, Treasurer and Chief Financial Officer since November 14, 2002, Vice President and Controller (October 15, 2001 until November 13, 2002)	2003 2002 2001	186,731 145,077 23,885	— 2,150 —	— 10,000 6,500	934 710 —	(1) (1)

Geoff Boytos, Vice President, Direct Marketing and CRM since January 2003	2003 2002 2001	175,846 — —	— — —	— — —	4,569 — —	(1)

(1)	Consists of the Company’s contribution to the Named Officer’s retirement account under its defined contribution plan.
(2)	Included in Ms. Autore’s other compensation for 2002 is $4,800, which consists of the Company’s contribution to Ms. Autore’s retirement account under its defined contribution plan, and $13,269, which represents a payment for unused earned vacation.
(3)	Included in Mr. Flasz’s other compensation for 2003 is $52,139 paid under a severance agreement, $8,654 paid for unused earned vacation and the Company’s contribution of $4,800 to Mr. Flasz’s retirement account under its defined contribution plan.

Employment and Severance Agreements with Executive Officers

The Company entered into an amended and restated employment agreement with Linda M. Autore on October 25, 2002. The agreement provides for Ms. Autore to serve as the Company’s President and Chief Executive Officer at an initial base salary of $295,550 per annum and the grant of options to purchase 27,000 shares of common stock with a 5-year term and an exercise price of $10.25. This agreement provides that in the event of a termination of Ms. Autore’s employment by the Company following a “Change of Control” or without “Cause” or by Ms. Autore following a “Change of Position” within 12 months of a “Change of Control”, she is entitled to receive 100% of her base salary. This agreement also provides that 50% of all non-exercisable stock options will accelerate and become exercisable in the event Ms. Autore becomes entitled to a severance payment as set forth in the immediately preceding sentence. Notwithstanding the foregoing, Ms. Autore is terminable by the Company for “Cause”. The Company entered into an executive subscription agreement, dated January 11, 2001, relating to the purchase of 50,000 shares of the Company’s common stock and a promissory note relating to a loan of $281,250 that would enable Ms. Autore to purchase such shares. The loan carries an interest rate of 6.0% per annum, payable annually, and matured on January 11, 2004. The largest aggregate amount of indebtedness outstanding during 2002 was $335,756. Subsequent to December 27, 2003, Ms. Autore paid the Company $336,538 in settlement of all principal and interest amounts due on the promissory note.

The Company entered into an amended and restated employment agreement with John M. Zinzarella on February 10, 2003. The agreement provides for Mr. Zinzarella to serve as the Company’s CFO/Vice President Finance at an initial base salary of $185,000 per annum. This agreement provides that in the event of a termination of Mr. Zinzarella’s employment by the Company following a “Change of Control” or without “Cause”, he is entitled to receive 100% of his base salary. This agreement also provides that in the event Mr. Zinzarella terminates his employment with the Company following a “Change of Position” within 12 months of a “Change of Control”, he is entitled to receive 75% of his base salary. Notwithstanding the foregoing, Mr. Zinzarella is terminable by the Company for “Cause”.

The Company entered into an amended and restated employment agreement with Jon Garrity on October 25, 2002. The agreement provides for Mr. Garrity to serve as the Company’s Senior Vice President of Supply Chain at an initial base salary of $200,000 per annum. This agreement provides that in the event of a termination of Mr. Garrity’s employment by the Company following a “Change of Control” or without “Cause”, he is entitled to receive 100% of his base salary. This agreement also provides that in the event Mr. Garrity terminates his employment with the Company following a “Change of Position” within 12 months of a “Change of Control”, he is entitled to receive 75% of his base salary. Notwithstanding the foregoing, Mr. Garrity is terminable by the Company for “Cause”.

By action of the Compensation Committee of the Company’s board of directors on October 21, 2003 and as ratified by the Company’s board of directors by unanimous written consent on November 25, 2003, the Company is committed to continue to provide medical benefits for the above executive officers in the event of a termination of any such person’s employment with the Company following a Change of Control. Such medical benefits will be provided for a period of time equal to the term of salary paid in connection with any required severance payment.

Change in Control Agreements

The Company’s board of directors renewed the Moore Medical Corp. 2001-2002 Change of Control and Position Payment Plan by adopting the Moore Medical Corp. 2003-2004 Change of Control and Position Payment Plan by unanimous written consent on November 25, 2003 following the approval of such plan’s renewal by the Compensation Committee of the board on October 21, 2003. The plan sets forth the definitions of “Change of Control” and “Change of Position” as used in the employment agreements described above under “—Employment and Severance Agreements with Executive Officers”. The plan also sets forth when any required payments are to be made to the related executive officers under such plan.

By action of the Compensation Committee of the Company’s board of directors on October 21, 2003 and as ratified by the Company’s board of directors by unanimous written consent on November 25, 2003, the Company is committed to make additional service bonus and retention award payments to certain of the Company’s employees. Linda M. Autore and John M. Zinzarella are each entitled to receive a bonus for managing the sale process, such bonus to be paid at the completion of the sale process whether or not it leads to a transaction, in the amount of $20,000 and $20,000, respectively. In addition, the following executive officers of the Company are entitled to receive the indicated amounts as a retention bonus, such amounts to be paid no later than 10 business days following the earlier of (i) 90 calendar days following a “Change of Control” or (ii) the date of the executive officer’s termination by the Company following a “Change of Control” without cause or by the executive officer due to a “Change of Position”:

Executive Officer	Amount of Retention Bonus
Linda M. Autore	$295,000
John M. Zinzarella	$100,000

Defined Benefit Plans

The following table shows the estimated annual benefits payable under the Plan upon retirement at age 65 to persons in specified remuneration and years-of-service classifications:

Average Highest Consecutive 5 Years’ Compensation	Years of Service
	10 Years	15 Years	20 Years	25 Years
$160,000	$24,754	$37,131	$49,507	$61,884
$170,000	$26,604	$39,906	$53,207	$66,509
$180,000	$28,454	$42,681	$56,907	$71,134
$190,000	$30,304	$45,456	$60,607	$75,759
$200,000	$32,154	$48,231	$64,307	$80,384

The Company has a noncontributory, defined benefit pension plan (the “Plan”). Under the Plan, retirement benefits are based on the number of years of service (up to a maximum of 25 years) multiplied by the sum of (i) 1.25% of the employee’s average base compensation during the highest consecutive five years, and (ii) 0.6% of such compensation in excess of earnings for Social Security benefits as promulgated in Internal Revenue Service “Covered Compensation Table Number l”; the normal form of payment is a single life annuity with ten (10) years certain. Base compensation taken into account under the Plan is equal to the salary reported in the Summary Compensation Table, except that the Internal Revenue Code limits the compensation that may be taken into account in calculating benefits payable under the Plan to $200,000 (as such may change from time to time). Ms. Autore will have 17 years, Mr. Garrity will have 27 years, Mr. Zinzarella will have 29 years, Mr. Kardish will have 24 years and Mr. Boytos will have 21 years of service assuming retirement from the Company at age 65.

Stock Options

Option Grants in Last Fiscal Year

The following table sets forth information concerning the number of options granted and the potential realized value of the stock options granted to each of the Company’s Named Officers to whom options were granted during its fiscal year ended December 27, 2003:

Individual Grants

Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
						5% ($)	10% ($)
Geoff Boytos	15,000	(1)	75.0%	$7.50	01/27/08	31,082	68,682

(1)	The options were granted at fair market value and vest over four years in equal installments.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning options exercised during the fiscal year ended December 27, 2003 and the number of unexercised options and the imputed value thereof held by the Named Officers and two Vice Presidents at December 27, 2003:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End($)
	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Linda M. Autore	—	—	35,250	6,750	—	—
Jon Garrity	—	—	5,000	5,000	—	—
Tim Kardish	—	—	2,500	7,500	—	—
John M. Zinzarella	—	—	5,750	10,750	—	—
Geoff Boytos	—	—	—	15,000	—	—

Compensation Committee Interlocks and Insider Participation

The current members of the Company’s Compensation Committee are Messrs. Derow, Kotler and Thomas, none of whom is or has been an officer or an employee of the Company. There were no “Compensation Committee Interlocks” during fiscal year 2003.

Compensation of Directors

A director who is not also a salaried employee receives an annual fee of $8,000 plus $1,000 for each Board meeting attended. A member of the Executive Committee who is not a salaried employee receives an annual additional fee of $1,000 for services in such capacity. A member of the Audit Committee receives $2,000 annually for services in such capacity. In addition, pursuant to Board action, (i) Mr. Steele is paid a fee of $100,000 per annum as the non-executive Chairman of the Board of Directors for Board services, (ii) Mr. Kotler is paid a fee of $50,000 per annum as Chairman of the Executive Committee, (iii) Mr. Derow is paid a fee of $7,500 per annum as Chairman of the Compensation Committee, and (iv) Mr. Thomas is paid a fee of $50,000 per annum under a consulting arrangement with the Company. Directors are reimbursed for related expenses.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS, NOMINEES AND OFFICERS

Certain Beneficial Owners

The Company believes the following, based on filings with the SEC, to be the only persons who own beneficially five percent or more of its voting securities outstanding, as of February 24, 2004:

Name and Address of Beneficial Owner	Number of Shares		Percent of Common Stock Outstanding
SJ Strategic Investments LLC/ John M. Gregory/ Joan P. Gregory/ Susan Gregory/ James M. Gregory 340 Edgemont Avenue, Suite 500, Bristol, TN 37620	312,400		9.8%

Loeb Partners Corporation/ Loeb Arbitrage Fund/ Loeb Offshore Fund, Ltd.61 Broadway, New York, NY 10006	222,700	*	7.0%*

Bruce J. Haber/ Royce Kanofsky/ FHS Enterprises LLC 65 The Oaks, Roslyn, NY 11576/ 1665 Warwick Road, Hewlett, NY 11557/ 145 Huguenot Street, Suite 402, New Rochelle, NY 10801	214,550		6.7%

Vantage Venture Partners, LP/ Christopher W. Brody 610 Fifth Avenue, 7th Floor, New York, NY 10020	210,000		6.6%

TowerView LLC 500 Park Avenue, New York, NY 10022	193,500		6.0%

Thomas Charitable Foundation 272 Undermountain Road, Salisbury, CT 06068	186,943	**	5.9%**

Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401	168,700		5.3%

*	Includes 7,239 shares of common stock purchased for the account of one customer of Loeb Partners Corporation as to which it has investment discretion.
**	Wilmer J. Thomas, Jr., a director of Moore, is a trustee of Thomas Charitable Foundation.

OWNERSHIP OF VOTING STOCK BY MANAGEMENT

The following table gives information concerning the beneficial ownership of our common stock as of February 24, 2004, by each director, the chief executive officer and each of our most highly compensated executive officers, and all directors and executive officers of Moore as a group.

Name of Beneficial Owner	Total Shares Beneficially Owned(1)(2)		Direct Ownership	Right to Acquire(3)	Percent of Class(4)
Linda M. Autore President and Chief Executive Officer, Director	100,000		58,000	42,000	2.9%
Jon Garrity Senior Vice President of Supply Chain and Customer Support	6,300		1,300	5,000	* (5)
John M. Zinzarella Vice President of Finance, Treasurer and Chief Financial Officer	5,750		0	5,750	* (5)
Christopher W. Brody Director	210,000	(6)	160,000	0	6.6%
Peter A. Derow Director	16,000		10,000	6,000	* (5)
Steven Kotler Director	155,520		155,520	0	4.7%
Robert H. Steele Chairman of the Board	64,800		64,800	0	2.6%
Wilmer J. Thomas, Jr. Director	186,943	(7)	0	0	5.9%
Dan K. Wassong Director	1,000		1,000	0	* (5)
All current directors and executive officers as a group (9 persons)	746,313		637,563	58,750	22.9%

(1)	The information as to beneficial ownership is based on statements furnished to Moore by its executive officers and directors. Each executive officer and director has sole voting and sole investment power with respect to his respective shares listed above.
(2)	Includes shares listed under the captions “Direct Ownership” and “Right to Acquire.”
(3)	Individuals have the right to acquire these shares within 60 days of February 24, 2004, by the exercise of stock options or through purchases under Moore’s Employee Stock Purchase Plan.
(4)	For the purposes of this table, “Percent of Class” held by each individual has been calculated based on a total class equal to the sum of (i) 3,200,009 shares of common stock issued and outstanding on February 24, 2004, plus (ii) for such individual the number of shares of common stock subject to stock options presently exercisable, or exercisable within 60 days after February 24, 2004, held by that individual, and which percent is rounded to the nearest tenth of a percent.
(5)	Owns less than 1% of the outstanding Common Stock.
(6)	Includes 50,000 shares of common stock held by Vantage Venture Partners, LP as to which voting power is exercised solely by Mr. Brody in his capacity as Chairman and sole member of its general partner, Vantage Partners, LLC.
(7)	Includes 186,943 shares of common stock held by the Thomas Charitable Foundation as to which voting power is held jointly by Mr. Thomas in his capacity as co-trustee and two other co-trustees.

Certain information concerning securities authorized for issuance under equity compensation plans is contained in Item 5 above.

ITEM 13. Certain Relationships and Related Transactions

Indebtedness of Management

On January 11, 2001, the Board of Directors authorized the sale of 50,000 shares of common stock from the Company’s treasury at the then current market price to Ms. Autore, President and Chief Executive Officer of the Company, in consideration of Ms. Autore’s execution and delivery of a promissory note in the principal amount of $281,250. The promissory note bears an interest rate of 6.0% per annum and is secured by said shares and matures on January 11, 2003. The largest aggregate amount of indebtedness outstanding during 2002 was $335,756. Subsequent to December 27, 2003, Ms. Autore paid the Company $336,538 in settlement of all principal and interest amounts due on the promissory note.

See ITEM 11 by reference to information under the caption “Fees Paid to Directors,” “Executive Compensation,” and “Defined Benefit Plans”.

ITEM 14. Principal Accountant Fees and Services

INDEPENDENT ACCOUNTANT FEES

The following table sets forth the aggregate fees billed to Moore Medical Corp. for the fiscal years ended December 27, 2003 and December 28, 2002, by Deloitte & Touche LLP and PricewaterhouseCoopers LLP:

	Year	Moore Medical Corp. ($000)
Audit Fees:(1)
Deloitte & Touche LLP	2003	$190

PricewaterhouseCoopers LLP	2003 2002	15 191
Tax Fees:(2)
Deloitte & Touche LLP	2003	87

PricewaterhouseCoopers LLP	2003 2002	0 24
Audit Related Fees:(3)
Deloitte & Touche LLP	2003	20

(1)	The nature of the audit services comprising these fees was an audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements.
(2)	The nature of the services comprising these fees was to support compliance with federal, state and foreign tax reporting and payment requirements, including tax return review and review of tax laws, regulations or cases and sales and use tax return assistance.
(3)	The nature of the services comprising these fees was due diligence services associated with the proposed Merger with McKesson.

In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission (the “SEC”) to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. All audit and tax services for fiscal years ended December 27, 2003 and December 28, 2002 were approved by Audit Committee.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

	Exhibits Filed Under Item 601 of Regulation S-K	Filed Herewith or Incorporated by Reference To:

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

.1	Agreement and Plan of Merger, dated as of January 19, 2004, among the Company, McKesson Corporation and Madison Acquisitions Inc.	Exhibit 2.1 to Form 8-K dated January 20, 2004.

3.	Articles of Incorporation and By-Laws

.1	Certificate of Incorporation, as Amended.	Exhibit 3.1 to Form 10-K for the fiscal year ended January 3, 1981, Exhibit 1 to Form 10-Q for the quarter ended June 29, 1985, Exhibit 3.1 to Form 10-K for the fiscal year ended January 2, 1988, Exhibit 3.1 to Form 10-K for the fiscal year ended January 2, 1999, Exhibit 3.4 to Form 10-Q for the quarter ended July 1, 2000.

.2	Certificate of Designation under Delaware General Corporation Law.	Exhibit 3 to Form 8-A filed December 30, 1998.

.3	By-laws, as amended.	Exhibit 3.3 to Form 10-K for the fiscal year ended January 3, 1981, Exhibit 3.3 to Form 10-K for the fiscal year ended December 30, 1989, and Exhibit 3.3 to Form 10-K for the fiscal year ended January 2, 1999.

4.	Instruments Defining the Rights of Security Holders

.1	Stock Repurchase Program, adopted September 17, 2001.	Exhibit 3.4 to Form 10-Q for the period ended September 29, 2001.

.2	Rights Agreement, between the Company and American Stock Transfer & Trust Co., dated November 18, 1998 (includes as Exhibit B the forms of Rights Certificate and Election to Purchase, and as Exhibit C the form of Amended and Restated Certificate of Designations of Series I Junior Preferred Stock Certificate).	Exhibit 4 to Form 8-K dated December 22, 1998.

.3	Amendment No. 1 to Rights Agreement, dated as of January 19, 2004, between the Company and American Stock Transfer & Trust Co.	Exhibit 1 to Form 8-A/A dated February 27, 2004.

10.	Material Contracts

.3	Leases of property located in New Britain, Connecticut, as amended.	Exhibit 10.3A to Form 10-K for the fiscal year ended December 28, 1985 and Exhibit 10.3 to Form 10-K for the fiscal year ended December 30, 1989.

.4A	Moore Medical Corp. Capital Accumulation Plan, Fidelity - The Corporate plan for Retirement Service Agreement with Fidelity, effective November 1, 2001.	Exhibit 10.4A to Form 10-K for the fiscal year ended December 29, 2001.

.4B	Summary Plan Description – Moore Medical Corp. Capital Accumulation Plan, effective November 1, 2001.	Exhibit 10.4B to Form 10-K for the fiscal year ended December 29, 2001.

.4C	Fidelity – The CORPORATE Plan For Retirement Adoption Agreement, effective November 1, 2001	Exhibit 10.4C to Form 10-K for the fiscal year ended December 29, 2001.

.5	Defined Benefit Pension Plan and Trust Agreement dated September 26, 1994, as amended.	Exhibits 10.5A, 10.5B and 10.5C to Form 10-K for the fiscal year ended December 31, 1994 and Exhibit 10.5D to Form 10-K for the fiscal year ended January 1, 2000.

.6	Incentive Stock Option Plan, as amended.	Exhibit A to the 1982 Proxy Statement, Exhibit 10.2 to Form 10-K for the fiscal year ended January 1, 1983 and Exhibit 4(d) to a Registration statement on Form S-8 (commission file No. 33-20037) effective February 29, 1988 and Exhibit A to the 1992 Proxy Statement.

.7	Non-qualified Stock Option Plan.	Exhibit 10.7 to Form 10-K for the fiscal year ended January 2, 1999.

.8	2001 – 2002 Change of Control and Position Payment Plan.	Exhibit 10.8 to Form 10-K for the fiscal year ended December 30, 2000.

.9	Employment Agreement between the Company and Jerry Flasz, effective January 15, 2001.	Exhibit 10.9 to Form 10-K for the fiscal year ended December 30, 2000.

.10	Employment Agreement between the Company and James R. Simpson, effective March 5, 2001.	Exhibit 10.10 to Form 10-K for the fiscal year ended December 30, 2000.

.11	Loan and Security Agreement between the Company and Fleet Capital Corporation dated January 26, 2001.	Exhibit 10.11 to Form 10-K for the fiscal year ended December 30, 2000.

.12	Appendix A to Security Agreement dated January 26, 2001, between the Company and Fleet Capital Corporation.	Exhibit 10.12 to Form 10-K for the fiscal year ended December 30, 2000.

.13	Amended and Restated Employment Agreement between the Company and Linda M. Autore, effective March 1, 2001.	Exhibit 10.20 to Form 10-Q for period ended April 1, 2000.

.14	Subscription Agreement between the Company and Vantage Venture Partners, LP, dated February 28, 2000.	Exhibit 10.21 to Form 10-Q for period ended April 1, 2000.

.15	Executive Subscription Agreement between the Company and Linda M. Autore dated January 11,2001.	Exhibit 10.25 to Form 10-K for the fiscal year ended December 30, 2000.

.16	Pledge Agreement between the Company and Linda M. Autore dated January 11, 2001.	Exhibit 10.26 to Form 10-K for the fiscal year ended December 30, 2000.

.17	Recourse Promissory Note between the Company and Linda M. Autore dated January 11, 2001.	Exhibit 10.27 to Form 10-K for the fiscal year ended December 30, 2000.

.18	Consulting Agreement between the Company and Peter A. Derow effective October 8, 2001	Exhibit 10.18 to Form 10-K for the fiscal year ended December 29, 2001.

.19	Employment Agreement between the Company and Jon Garrity, effective October 1, 2001	Exhibit 10.19 to Form 10-K for the fiscal year ended December 29, 2001.

.20	Promissory Note of the Company to the U.S. Government dated February 1, 2001.	Exhibit 10.28 to Form 10-Q for period ended March 31, 2001.

.21	Amended and Restated Employment Agreement between the Company and Jerry Flasz, effective October 25, 2002	Exhibit 10.21 to Form 10-K for the fiscal year ended December 28, 2002

.22	Amended and Restated Employment Agreement between the Company and Jon Garrity, effective October 25, 2002	Exhibit 10.22 to Form 10-K for the fiscal year ended December 28, 2002.

.23	Amended and Restated Employment Agreement between the Company and Linda Autore, effective October 25, 2002	Exhibit 10.23 to Form 10-K for the fiscal year ended December 28, 2002

.24	Employment Agreement between the Company and John Zinzarella, effective February 10, 2003	Exhibit 10.24 to Form 10-K for the fiscal year ended December 28, 2002

.25	Employment Agreement between the Company and Mark Florence, effective August 15, 2003	Exhibit 10.25 to Form 10-Q for the period ended September 27, 2003

.26	Third Amendment, dated as of November 6, 2003, by Moore Medical Corp. and Fleet Capital Corporation with respect to a Loan and Security Agreement dated as of January 26, 2001, as amended	Exhibit 10.25 to Form 10-Q for the period ended September 27, 2003

.27	2003 Corporate Bonus Plan	Exhibit 10.25 to Form 10-Q for the period ended March 29, 2003

.28	2003 – 2004 Change of Control and Position Payment Plan	Filed herewith

.29	Fleet Capital letter dated March 23, 2004 - Waiver of Loan Covenant Default as of December 27, 2003	Filed herewith

21.	Subsidiaries

.1	Subsidiaries, identifiable pursuant to Item 601 (21) of Regulation S-K.	Exhibit 22 to Form 10-K for the fiscal year ended December 28, 1991.

23.	Consents

.1	Consent of Deloitte & Touche LLP	Filed herewith

.2	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.	Certifications

.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.	Section 1350 Certifications

.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.	Filed herewith

.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002	Filed herewith

(b)	Reports on Form 8-K:
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE MEDICAL CORP.

(REGISTRANT)

BY: /s/ Linda M. Autore	BY: /s/ John M. Zinzarella
Linda M. Autore, President and Chief Executive Officer	John M. Zinzarella, Vice President of Finance, Treasurer and Chief Financial Officer
March 25, 2004	March 25, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda M. Autore Linda M. Autore	President & Chief Executive Officer (Principal Executive Officer)	March 25, 2004

/s/ Robert H. Steele Robert H. Steele	Director, Chairman of the Board of Directors	March 25, 2004

/s/ Christopher W. Brody Christopher W. Brody	Director	March 25, 2004

/s/ Peter A. Derow Peter A. Derow	Director	March 25, 2004

/s/ Steven Kotler Steven Kotler	Director	March 25, 2004

/s/ Wilmer J. Thomas, Jr. Wilmer J. Thomas, Jr.	Director	March 25, 2004

/s/ Dan K. Wassong Dan K. Wassong	Director	March 25, 2004

INDEPENDENT AUDITORS’ REPORT ON SUPPLEMENTAL SCHEDULE

To the Board of Directors of

Moore Medical Corp.

New Britain, Connecticut

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts at December 27, 2003 and for the year then ended is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Company’s management. Such schedule of valuation and qualifying accounts at December 27, 2003 and for the year then ended has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut

March 15, 2004

SCHEDULE II

MOORE MEDICAL CORP. & SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCES FOR RETURNS AND UNCOLLECTIBLES

(Amounts in thousands)	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Balance at End of Period

Allowance for Returns and Uncollectibles

Fiscal Year End December 27, 2003	$1,249	$2,249	$(1,732)	$1,766
Fiscal Year End December 28, 2002	$1,146	$740	$(637)	$1,249
Fiscal Year End December 29, 2001	$877	$367	$(98)	$1,146